Form 10-Q
period 1998-09-30
VISTA ENERGY RESOURCES INC
filed 1998-11-16
CIK 1063564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998
                                               ------------------

                       Commission File Number : 001-14575


                          VISTA ENERGY RESOURCES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       75-2766114
         --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification No.)

 550 West Texas Avenue, Suite 700, Midland, Texas         79701
 ------------------------------------------------         -----
    (Address of principal executive offices)            (Zip Code)

                                 (915) 570-5045
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes       No   X
                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                     Outstanding as of November 1, 1998
        Common stock, $.01 par value                    16,312,337

                          VISTA ENERGY RESOURCES, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



                                      INDEX



 PART I.       FINANCIAL INFORMATION                                                      Page
                                                                                          ----
 Item 1.       Financial Statements

               Consolidated Balance Sheets
               at September 30, 1998 (Unaudited) and December 31, 1997 (Audited)            3

               Unaudited Consolidated Statement of Operations
               for the Three and Nine Months Ended September 30, 1998 and 1997              4

               Unaudited Consolidated Statement of Cash Flows
               for the  Nine Months Ended September 30, 1998 and 1997                       5

               Notes to Unaudited Consolidated Financial Statements                         6

 Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   18

 PART II.      OTHER INFORMATION                                                           24

 Item 1.       Legal Proceedings

 Item 2.       Changes in Securities

 Item 3.       Defaults Upon Senior Securities

 Item 4.       Submission of Matters to a Vote of Security Holders

 Item 5.       Other Information

 Item 6.       Exhibits and Reports on Form 8-K

               Signatures                                                                  25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          VISTA ENERGY RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                               SEPTEMBER 30        DECEMBER 31
                                                  1998                 1997
                                             --------------      --------------
                                               (UNAUDITED)          (AUDITED)

CURRENT ASSETS:
  Cash and cash equivalents ............     $       83,091      $      527,129
  Accounts receivable
     Oil and gas sales .................            876,534           1,113,302
     Trade .............................            120,212             136,633
  Other ................................            457,116              83,519
                                             --------------      --------------
                                                  1,536,953           1,860,583
                                             --------------      --------------
PROPERTY AND EQUIPMENT:
  Oil and gas properties, based on
  successful efforts accounting ........         29,240,909          27,943,634
  Other ................................            428,213             373,258
                                             --------------      --------------
                                                 29,669,122          28,316,892
                                             --------------      --------------
  Less accumulated depreciation,
  depletion and amortization ............        (4,440,863)         (3,446,126)
                                             --------------      --------------
   Property and equipment, net .........         25,228,259          24,870,766
                                             --------------      --------------
OTHER ASSETS ...........................            706,287             304,754
                                             --------------      --------------
                                             $   27,471,499      $   27,036,103
                                             ==============      ==============
LIABILITIES AND OWNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
  expenses .............................     $    1,456,326      $    1,439,451
                                             --------------      --------------
                                             $    1,456,326           1,439,451
                                             --------------      --------------
LONG-TERM DEBT .........................         18,900,000          17,900,000
COMMITMENTS AND CONTINGENCIES ..........              --                  --
OWNERS' EQUITY .........................          7,115,173           7,696,652
                                             --------------      --------------
                                             $   27,471,499      $   27,036,103
                                             ==============      ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                   ----------------------------      ----------------------------
                                            (UNAUDITED)                     (UNAUDITED)

                                       1998             1997             1998             1997
                                   -----------      -----------      -----------      -----------

REVENUES:
  Oil and gas sales ..........     $ 1,927,397      $ 2,477,480      $ 5,984,676      $ 6,110,754
                                   -----------      -----------      -----------      -----------

          Total
            revenues .........       1,927,397        2,477,480        5,984,676        6,110,754
                                   -----------      -----------      -----------      -----------


COSTS AND EXPENSES:
  Lease operating ............         838,347        1,039,620        2,777,877        2,711,880

  Exploration costs ..........          25,458            3,226           25,458           61,826
  Depreciation, depletion
     and amortization ........         267,575          574,604        1,229,601        1,506,796

  General and
     administrative ..........         563,976          257,766        1,184,641          733,406

  Amortization of unit
     option awards ...........          21,326           25,462          214,303          290,056
                                   -----------      -----------      -----------      -----------
          Total costs and
            expenses .........       1,716,682        1,900,678        5,431,880        5,303,964
                                   -----------      -----------      -----------      -----------

          Operating
            income ...........         210,715          576,802          552,796          806,790
                                   -----------      -----------      -----------      -----------

  Loss on sale of
     property ................        (146,464)               0         (339,362)          (7,247)

  Interest expense ...........        (356,162)        (293,892)      (1,070,123)        (688,061)

  Other income, net ..........          20,616           15,593           60,907           79,449
                                   -----------      -----------      -----------      -----------

NET INCOME (LOSS) BEFORE
  TAXES ......................        (271,295)         298,503         (795,782)         190,931
                                   -----------      -----------      -----------      -----------

  Pro forma benefit
     (provision) for
     taxes ...................          94,953         (104,476)         278,524          (66,826)
                                   -----------      -----------      -----------      -----------
NET INCOME (LOSS) ............     $  (176,342)     $   194,027      $  (517,258)     $   124,105
                                   ===========      ===========      ===========      ===========
Earnings per common share: ...            (.01)             .02             (.05)             .01
                                   ===========      ===========      ===========      ===========
Common Vista Shares ..........      11,903,506       11,903,506       11,903,506       11,903,506
                                   ===========      ===========      ===========      ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
                                                                      (UNAUDITED)
                                                                 1998              1997
                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before taxes ......................     $   (795,782)     $    190,931
  Adjustments to reconcile net income
    before taxes to cash provided by
    operating activities
    Depreciation, depletion and
       amortization ...................................        1,229,601         1,506,796
    Amortization of unit option awards ................          214,303           290,056
    Other assets ......................................         (444,426)           (8,655)

    Loss on sale of property ..........................          339,362             7,247
  Changes in working capital
    Decrease (increase) in accounts
       receivable .....................................          253,189          (394,490)
    Decrease (increase) in other current assets........         (373,597)           52,017
    Increase in accounts payable and
       accrued expenses ...............................           16,875           577,940
                                                            ------------      ------------
         Net cash provided by operating
           activities .................................          439,525         2,221,842
                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment .................       (2,427,927)      (12,383,124)
  Proceeds from sales of property and
    equipment .........................................          544,364           390,000
         Net cash used in investing
           activities .................................       (1,883,563)      (11,993,124)
                                                            ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of borrowings ...............................               --          (115,077)
  Proceeds from issuance of debt ......................        1,000,000         9,503,572
  Payments of debt issuance cost ......................                0           (37,500)
                                                            ------------      ------------
         Net cash provided by financing
           activities .................................        1,000,000         9,350,995
                                                            ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................         (444,038)         (420,287)
CASH AND CASH EQUIVALENTS:
  Beginning of period .................................          527,129           517,211
                                                            ------------      ------------
  End of period .......................................     $     83,091      $     96,924
                                                            ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION:

Organization

         Vista Energy Resources, Inc. (the "Company") is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange. The company was formed in May 1998 for the purpose of merging Vista Resources Partners, L.P., a Texas limited partnership (the "Vista Partnership"), and Midland Resources, Inc., a publicly traded Texas corporation ("Midland Resources"). Such merger occurred on October 28, 1998. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Permian Basin of West Texas and Southeastern New Mexico and the onshore Gulf Coast region of Texas.

         Vista Resources I, Inc., a Texas corporation (the "General Partner"), served as the sole general partner of the Vista Partnership. Vista Resources, Inc., a Texas corporation and a wholly owned subsidiary of the Company (the "Operator"), serves as the operator of Properties in which the Company or its subsidiaries acquires or otherwise owns operating working interests.

         On October 28, 1998, pursuant to the terms of an Exchange Agreement dated June 15, 1998 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Vista Partnership and all of the outstanding shares of common stock of the General Partner in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated immediately prior to the closing of the merger (the "Merger") with Midland Resources. The Conversion will be accounted for as a transfer of assets and liabilities between affiliates under common control and will result in no change in carrying values of these assets and liabilities.

         The accompanying consolidated financial statements include the balances and results of operations associated with the Company, the Vista Partnership and its wholly owned subsidiary, Vista Resources, Inc., as of the periods so indicated, but does not include any effect of Merger. All significant intercompany transactions and balances have been eliminated in preparation of the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

         Trade receivables represent billings to other working interest owners for their share of costs on wells for which the Company serves as the operator.

Oil and Gas Properties

         The Company follows the successful efforts method of accounting for its oil and gas properties whereby costs of productive wells, developmental dry holes, and productive leases are capitalized and amortized on a unit-of-production basis over the respective properties' remaining proved reserves. Amortization of capitalized costs of oil and gas properties is provided on a prospect-by-prospect basis.

         Leasehold costs are capitalized when incurred. Unproved oil and gas properties with significant acquisition costs are periodically assessed and any impairment in value is charged to exploration costs. The costs of unproved properties which are not individually significant are assessed periodically in the aggregate based on historical experience, and any impairment in value is charged to exploration costs. The Company recorded $97,211 of such impairments in 1997 and no impairments as of September 30, 1998. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties.

         Exploration costs, such as geological and geophysical expenses and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, if any, including the costs, if any, of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

         The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that proved oil and gas properties be assessed for an impairment in their carrying value whenever events or changes in circumstances indicate that such carrying value may not be recoverable. SFAS No. 121 requires that this assessment be performed by comparing the future net cash flows and net carrying value of oil and gas properties. This assessment must generally be performed on a property by property basis. No such impairment of the carrying value of oil and gas properties was required in 1997.

Other Property and Equipment

         Other property and equipment are comprised of furniture, fixtures and automobiles. These items are amortized on a straight-line basis over their estimated useful lives, which range from five to seven years.

Other Assets

         Other assets are primarily comprised of organization costs and deferred debt issuance costs and are presented net of accumulated amortization in the financial statements. Organization costs are being amortized on a straight-line basis over five years. Debt issuance costs are amortized over the life of the related debt agreements.

Revenue Recognition Policy

         Revenues are recorded when products have been delivered and services have been performed. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. The Company's imbalances at September 30, 1998 and December 31, 1997 were not significant.

Income Taxes

         Prior to the Conversion, the results of operations of the Company were included in the tax returns of its owners. As a result, tax strategies were implemented that are not necessarily reflective of strategies the Company would have implemented. In addition, the tax net operating losses generated by the Company during the period from its inception to date of the Conversion will not be available to the Company to offset future taxable income as such benefit accrued to the owners.

         In conjunction with the Conversion, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which provides for determining and recording deferred income tax assets or liabilities based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates. SFAS No. 109 requires that the net deferred tax liabilities of the Company on the date of the Conversion be recognized as a component of income tax expense. The Company is required to recognize approximately $930,000 in deferred tax liabilities and income tax expense as of the date of the Conversion.

         Upon the Conversion, the Company became taxable as a corporation. Pro forma income tax information presented in the accompanying consolidated statements of operations, reflects the income tax expense (benefit) and net income (loss) as if all Partnership income had been subject to corporate federal income tax, exclusive of the effects of recording the Company's net deferred tax liabilities upon the Conversion.

Statement of Cash Flows

         Cash paid for interest for the period ended September 30, 1998 and December 31, 1997 was $864,394 and $702,251, respectively.

Interim Financial Information

         In the opinion of the Company, the accompanying consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 and 1997, which have not been audited by independent public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods reported. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior amounts have been reclassified to conform to 1998 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in Vista Energy Resources, Inc. Registration Statement dated September 18, 1998 (SEC registration number 333-58495). The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for a full year.

Other

         Certain amounts in the prior periods' financial statements have been reclassified to conform with the current year presentation.

3. SIGNIFICANT ACQUISITIONS OF OIL AND GAS PROPERTIES AND OTHER ASSETS:

1997 Acquisitions

         In addition to acquiring various additional small working interests and overriding royalty interests in properties already owned and operated by the Company, the Company closed two significant producing property acquisitions in 1997. In May 1997, the Company acquired all of the interests of Coastal Oil and Gas Corporation in three producing leases located in the Howard Glasscock Field, Howard County, Texas, for a net purchase price of $1,110,920. The interests acquired were attributable to leases in which the Company already owned interests and which were operated by the Operator. Effective as of July 1, 1997, the Company acquired substantially all of the producing oil and gas properties (representing working interests ranging from 25% to 100% in approximately 44 wells located in West Texas, South Texas, East Texas and Southeastern New Mexico) from E.G. Operating, a division of FGL, Inc., for a net purchase price of $6,088,073. All of the Company's 1997 acquisitions were funded through a combination of proceeds from long-term borrowings and cash on hand.

         The 1997 acquisitions were accounted for utilizing the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations from the acquired properties beginning on the dates that the acquisitions were closed. The following table summarizes the unaudited pro forma effect on the Company's consolidated statements of operations as if the acquisitions consummated in 1997 had been closed on January 1, 1997. Future results may differ substantially from pro forma due to changes in prices received for oil and gas sold, production declines and other factors. Therefore, the pro forma amounts should not be considered indicative of future operations.




                                          NINE MONTHS
                                            ENDED
                                           9/30/98
                                          PRO FORMA
                                        --------------
                                         (UNAUDITED)

Total Revenues ....................     $    9,104,511
                                        ==============
Net Income ........................     $   (1,839,061)
                                        ==============


4. SALE OF OIL AND GAS PROPERTIES:

         During 1998, the Company sold certain oil and gas properties for a total net consideration of $544,364, which resulted in a book loss of $339,362. During 1997, the Company sold certain oil and gas properties for a total net consideration of $390,000, which resulted in a book loss of $87,678.

5. MERGER PRO FORMA INFORMATION:

         On October 28, 1998, the Merger discussed in Note 1 was consummated. The following tables summarize the unaudited pro forma effects on the Company's financial statements assuming that the Merger and the Conversion had been consummated on September 30, 1998 for the balance sheet and as of January 1, 1998 for the income statement. The pro forma effects of the Merger and the Conversion are based on assumptions set at the time of the filing of the Company's registration statement and declared effective by the Securities and Exchange Commission. These assumptions have not been updated to reflect certain aspects of the transactions which were not known until or subsequent to the occurrence of the transactions. The pro forma consolidated financial statements should be read in conjunction with the related historical financial statements included in the Company's registration statement. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                          VISTA ENERGY RESOURCES, INC.
                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998



                                                                                                  Pro Forma
                                                                                                   Combined              Pro Forma
                                                               Vista           Midland            Adjustments            Combined
                                                           ------------      ------------         ------------         ------------
                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        83,091            37,404                   --              120,495
Accounts receivable                                             996,746           998,656                   --            1,995,402
Property held for sale                                               --                --                   --                   --

Deferred tax asset                                                   --            37,000              (37,000)(b)               --

Other                                                           457,116            42,014              (42,014)(a)          457,116
                                                           ------------      ------------         ------------         ------------

                                                              1,536,953         1,115,074              (79,014)           2,573,013
                                                           ------------      ------------         ------------         ------------
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts accounting        29,240,909        29,392,228            7,646,749(a)        66,279,886
Other                                                           428,213           557,713             (409,582)(a)          576,344
                                                           ------------      ------------         ------------         ------------

                                                             29,669,122        29,949,941            7,237,167           66,856,230
Less: Accum. depr., depletion and amortization               (4,440,863)      (16,950,287)          16,950,287(a)        (4,440,863)
                                                           ------------      ------------         ------------         ------------


Property and equipment, net                                  25,228,259        12,999,654           24,187,454           62,415,367
                                                                             ------------         ------------         ------------


OTHER ASSETS
Deferred tax asset                                                   --         1,441,271           (1,441,271)(b)               --

Goodwill, net                                                        --           700,588             (700,588)(a)               --

Contracts and leases, net                                            --           183,075             (183,075)(a)               --

Note receivable                                                      --                --                   --                   --

Other                                                           706,287            87,858              (87,858)(a)          706,287
                                                           ------------      ------------         ------------         ------------


                                                             27,741,499        16,527,500           21,695,688           65,694,667
                                                           ============      ============         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                         1,456,326           666,219            1,040,000(c)         3,162,545
Current maturities of long-term debt                                 --           900,000             (900,000)(d)               --
                                                           ------------      ------------         ------------         ------------

                                                              1,456,326         1,566,219              140,000            3,162,545
                                                           ------------      ------------         ------------         ------------

LONG-TERM DEBT                                               18,900,000         8,770,974              900,000(d)        28,570,974

DEFERRED TAX LIABILITY                                               --                --            6,999,814(b)         7,566,462
                                                                     --                --              566,648(b)                --

OTHER                                                                --           205,116              960,000(e)         1,165,116

STOCKHOLDER'S EQUITY
Common Stock                                                         --             4,470              157,992(a)           162,462
Additional paid-in capital                                           --         8,505,716           17,400,509(a)        25,632,756
                                                                     --                --             (566,648)(b)         (566,648)

Unearned Compensation                                                --           (81,420)              81,420(a)                --
Retained Earnings (deficit)                                          --        (2,443,575)           2,443,575(a)                --
Owner's Equity                                                7,115,173                --           (7,387,642)(a)         (272,469)
                                                           ------------      ------------         ------------         ------------
                                                              7,115,173         5,985,191           12,129,206           25,229,570
                                                           ------------      ------------         ------------         ------------

                                                             27,471,499        16,527,500           21,695,668           65,694,667
                                                           ============      ============         ============         ============


                          VISTA ENERGY RESOURCES, INC.
                  UNAUDITED PRO FORMA COMBINED INCOME STATEMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 31, 1998




                                                                               Pro Forma
                                                                                Combined             Pro Forma
                                                 Vista          Midland        Adjustments           Combined
                                             -----------      -----------      -----------         -----------

REVENUES
Oil and gas sales                              5,984,676        3,119,835               --           9,104,511
                                             -----------      -----------      -----------         -----------
Total revenues                                 5,984,676        3,119,835               --           9,104,511
                                             -----------      -----------      -----------         -----------

COSTS AND EXPENSES
Lease operating                                2,812,435        1,988,305          347,473(f)        5,148,213

Exploration costs                                 25,458           44,517               --              69,975
Depreciation, depletion and amortization       1,229,601        1,027,447          866,308(g)        3,123,356
General and administrative, net                1,150,083          752,647         (347,473)(f)       1,555,257

Amortization of unit option awards               214,303               --               --             214,303
Impairment of oil and gas properties
                                             -----------      -----------      -----------         -----------
Total costs and expenses                       5,431,880        3,812,916          866,308          10,111,104
                                             -----------      -----------      -----------         -----------

Total operating income (loss)                    552,796         (693,081)        (866,308)         (1,006,593)
                                             -----------      -----------      -----------         -----------

OTHER
Interest and other income                         60,907          117,214               --             178,121
Interest expense                              (1,070,123)        (640,113)          97,698(h)       (1,612,538)

Sale of Assets Gain (Loss)                      (339,362)         (48,953)              --            (388,315)
                                             -----------      -----------      -----------         -----------

Total other                                   (1,348,578)        (571,852)          97,698          (1,822,732)
                                             -----------      -----------      -----------         -----------

NET INCOME (LOSS) BEFORE TAXES                  (795,782)      (1,264,933)        (768,610)         (2,829,325)

Benefit (provision) for taxes                    278,524          430,078          281,662(e)          990,264
                                             -----------      -----------      -----------         -----------


NET INCOME (LOSS)                               (517,258)        (834,855)        (486,948)         (1,839,061)
                                             ===========      ===========      ===========         ===========
BASIC NET LOSS PER SHARE                                                                                 (0.11)
                                                                                                   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                                 16,312,337
                                                                                                   ===========

Pro Forma Entries:

          (a) To adjust Midland's historical balances to reflect the fair market value of the assets acquired, liabilities assumed, and the new capital structure using the purchase method of accounting based on the aggregate purchase consideration. All net working capital balances were estimated to approximate fair market value at the time of acquisition. The historical goodwill, contracts and leases, and other assets balances were eliminated as it was determined that these items did not provide any continuing value to Vista. Unearned compensation was eliminated as it related to the unamortized portion of Midland's stock-related compensation expense that is not applicable to Vista.

          (b) To record deferred taxes related to the differences between the historical tax basis of assets acquired and liabilities assumed and the fair market value allocated to the assets acquired and liabilities assumed based on the aggregate purchase consideration.

          (c) To record cash consideration for non-recurring merger expenses related to the Warley Settlement Agreement and legal, accounting, registration, and other costs directly related to the Midland acquisition.

          (d) To record all assumed debt as long-term under Vista's amended and Restated Credit Agreement, dated August 15, 1997.

          (e) To record the deferred tax liability and related provision for income taxes to reflect the change in Vista's tax status from a partnership to a corporation.

          (f) To reclassify certain COPAS overhead charges to conform with the financial statement presentation of Vista.

          (g) To adjust depreciation, depletion and amortization expense for the additional basis allocated to the oil and gas properties acquired and accounted for using the successful efforts methods of accounting.

          (h) To adjust interest expense to be reflective of the weighted average interest rate received under Vista's Amended and Restated Credit Agreement, dated August 15, 1997. The applicable interest rate under Vista's Amended and Restated Credit Agreement, dated August 15, 1997, for both periods was 7.6%.

6. LONG-TERM DEBT:

         As of September 30, 1998, $18,900,000 was outstanding under a $50,000,000 revolving line of credit note (the "Note") with Union Bank of California ("Union Bank") subject to a borrowing base which is redetermined on a semi-annual basis beginning April 1, 1998. The Credit Agreement pursuant to which the Note was originally issued was amended effective as of August 15, 1997 (as further amended from time to time, the "Credit Agreement"), to, among other things, provide for an increase in the facility amount of the Credit Agreement from $15,000,000 to $50,000,000. The borrowing base at September 30, 1998 was $22,300,000. Borrowings under the Note are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Note. The Company may either elect an interest rate equal to (i) Union Bank's reference rate plus 35 basis points ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus 175 basis points (if amounts outstanding are 50% or less of the then current borrowing base), in either case, as adjusted for Union Bank's Reserve Percentage under Regulation D of the Board of Governors of the Federal Reserve System with respect to Eurocurrency liabilities ("LIBOR Basis"). The LIBOR Basis option provides for one-, two-, three-or six-months periods. At September 30, 1998 the Company had the following amounts outstanding:




        AMOUNT         RATE ELECTION     RATE                  TERM
------------------     -------------   -------          --------------------
$5,100,000........      LIBOR Basis    7.53125%         05/28/98 to 11/28/98
$7,900,000........      LIBOR Basis    7.46875%         08/20/98 to 02/20/99
$5,400,000........      LIBOR Basis    7.00000%         09/30/98 to 03/30/99
$500,000..........      Prime Basis    8.95000%         07/01/98 to 09/30/98


         As of September 30,1998, the Company had accrued interest thereunder of $205,729. As of December 31, 1997, the Company had accrued interest thereunder of $345,758.

         Unless otherwise extended by Union Bank, the Note converts to a three-year fully amortizing term loan at March 31, 2000.

         The obligations of the Company under the Credit Agreement and Note are secured by a first lien deed of trust on the Company's interests in certain of its Properties.

         The Credit Agreement includes covenants which, among other things, restrict the incurrence of additional indebtedness and the sale or acquisition of oil and gas properties above certain levels without the consent of the lender.

         Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense. (See Note 11 for further discussion of hedge accounting.) with Union Bank. The swap consists of $10,000,000 notional amount of indebtedness at a fixed swap rate of 6.021% three month LIBOR for the partnership. The term of this swap ends on December 23, 1999.

7. EMPLOYEE STOCK OPTIONS:

         Effective September 26, 1995, the Board of Directors of the General Partner adopted the original Option Plan (the "Plan") for certain officers and employees of the Partnership and the Operator. The Plan authorizes the grant of options to acquire units of limited partnership interests in the Partnership ("Units"). Effective April 1, 1997, the Board of Directors of the General Partner amended and restated the Plan in order to provide for additional options to be added to the Plan (the "Amended Plan"). As of December 31, 1997, the Amended Plan provided for future awards of options of up to 165,000 Units.

         The Amended Plan provides for the issuance of 1,580,321 options in six separate series with an initial exercise price of $1 (series A-D or "$1 options") and $2 (series E-F or "$2 options") which was to be increased 10% per annum from the initial plan adoption date of September 26, 1995, for the $1 options and April 1, 1997, for the $2 options. Option A series, covering 550,358 units, was to vest at a rate of one-third of the options at each of the dates of September 30, 1996, 1997 and 1998. Option B, C, D, and E series were to vest on the dates that the Board determines that the current value of partnership units had increased by a factor of 3, 4, 5, and 6, respectively, or on the date that such per unit amounts of cash or other assets have been or are authorized to be distributed to the partners. Option B, C, D, and E series cover 152,877, 159,826, 167,260, and 350,000, respectively.

         The following table summarizes Unit activity during 1995, 1996 and 1997,and 1998, under the Amended Plan:



                                                                                                        WEIGHTED
                                                                  NUMBER OF                              AVERAGE
                                                                    UNITS          EXERCISE PRICE     EXERCISE PRICE
                                                                -------------     ----------------    --------------
Outstanding at September 21, 1995...........................               --     $             --    $          --
   Granted..................................................        1,030,321     $           1.00    $        1.01
                                                                -------------
Outstanding at January 1, 1996..............................        1,030,321     $           1.03    $        1.01
   Granted..................................................               --     $             --    $          --
                                                                -------------
Outstanding at January 1, 1997..............................        1,030,321     $           1.13    $        1.08
   Granted..................................................          385,000     $           2.00    $        2.02
                                                                -------------
Outstanding at December 31, 1997............................        1,415,321     $  1.24 to $2.15    $        1.49
                                                                =============
Exercisable at September 30, 1998...........................          550,358     $           1.33    $        1.29
                                                                =============


    The following table summarized information about the Amended Plan at December 31, 1997:



                  NUMBER OF UNITS     REMAINING LIFE  NUMBER OF UNITS
 EXERCISE PRICE     OUTSTANDING          (YEARS)        EXERCISABLE
----------------   ------------          -------      -------------
   $  1.24            1,030,321            3.7              366,905
      2.15              385,000            3.7                   --
                   ------------                       -------------
                      1,415,321            3.7              366,905
                   ============                       =============


         The Company accounts for the Units issued under the Amended Plan under Accounting Principles Board Opinion No. 25. Based on an estimated fair value of $2 per unit, the Company recorded a noncash charge for the expected value of the vested $1 options in the amount of $214,303 and $290,056 for the periods ended September 30, 1998 and 1997, respectfully. Estimated compensation expense is recorded over the vesting period and will be adjusted prospectively as the estimated fair value of options changes. Had compensation cost for the Amended Plan been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company would not have reported any compensation cost related to the Amended Plan for any periods presented in the accompanying Consolidated Statements of Operations.

         In connection with consummation of the Merger and the Conversion, the subject options and the Amended Plan pursuant to which they were granted were terminated.

8. LEASE COMMITMENTS:

         The Company leases 7,505 square feet of office space at 550 West Texas Avenue, Suite 700 Midland, Texas from Fasken Center, Ltd. under an office lease dated October 10, 1996 (as amended from time to time, the "Lease"). The Lease is a typical office lease containing standard and customary lease provisions and runs from January 1, 1997, through August 31, 2002. The rental payments due under the Lease are as follows:



                PERIOD                               AMOUNT
 ------------------------------------------------  ----------

 January 1, 1997-- August 31, 1997................  $     --
 September 1, 1997 -- August 31, 1998.............     50,523
 September 1, 1998 -- August 31, 1999.............     50,523
 September 1, 1999 -- August 31, 2000.............     55,538
 September 1, 2000 -- August 31, 2001.............     55,537
 September 1, 2001 -- August 31, 2002.............     55,537
                                                    ---------
                                                    $ 267,658
                                                    =========


9. SIGNIFICANT CUSTOMERS:

         Management does not believe that the loss of any one customer would have a significant impact on the Company's results of operations.

10. PRICE RISK MANAGEMENT:

         The Company periodically uses derivative financial instruments to manage crude oil and natural gas price risk. These instruments qualify as hedges under generally accepted accounting principles and are properly recorded as oil and gas sales in the statements of operations. In order to qualify for hedge accounting, each financial instrument must be initially designated as a hedge, must appropriately reduce the price risk and must have correlation to the commodity being hedged. If an instrument does not qualify as a hedge, then it is accounted for as a speculative transaction, with any unrealized gains or losses being reflected in the statement. It is the Company's policy not to engage in speculative transactions of this nature. If a financial instrument designated as a hedge is sold, extinguished or terminated before it matures, then the realized gain or loss is deferred and amortized to oil and gas sales over the original life of the financial instrument. The Partnership's realized gains and losses attributable to its price risk management activities are as follows:



                                           1998               1997
                                      --------------    --------------
Realized
losses (gains)...................     $     (514,758)   $     200,828


         Set forth below is the contract amount and terms of all instruments held for price risk management purposes at December 31, 1997 and 1996 (all quantities are expressed in crude oil barrels ("Bbl") and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil):



                                         TYPE          MONTHLY       PUT           CALL
          TRADE DATE                  TRANSACTION      VOLUME    FLOOR PRICE   CEILING PRICE               TERM
--------------------------------      -----------      ------    -----------   -------------  -----------------------------------
December 15, 1997...............        Collar         10,000     $18.00 Bbl   $  19.805 Bbl  April 1, 1998 to December 31, 1998
December 15, 1997...............        Collar         10,000     $18.50 Bbl   $  19.280 Bbl  April 1, 1998 to March 31, 1999

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at September 30, 1998 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):




 TRADE      TYPE        MONTHLY      PUT           CALL
 DATE    TRANSACTION    VOLUME    FLOOR PRICE   CEILING PRICE              TERM
------   -----------    -------   -----------   -------------       ------------------
4-5-98    Collar        80,000    $2.20 MMBtu   $ 2.49 MMBtu         4-1-98 to 9-30-98


         Set forth below is the contract amount and material terms of each natural gas basis swap held by the Company at September 30, 1998 (monthly volumes are expressed in MMBtus):



 TRADE          TYPE      MONTHLY
 DATE       TRANSACTION   VOLUME           SWAP PRICE                    TERM
------      -----------   ------    ---------------------------    -----------------
4-5-98      Basis swap    40,000    Houston Ship Channel (NYMEX    4-1-98 to 9-30-98
                                    (Henry Hub) minus $0.0275
                                    MMBtu)
4-5-98      Basis swap    40,000    Permian Basis (El Paso)        4-1-98 to 9-30-98
                                    (NYMEX (Henry Hub) minus
                                    $0.20 MMBtu)


11.      SUBSEQUENT EVENTS:

         As discussed in Note 1, on October 28, 1998 the Merger and Conversion among Vista Resources Partners, L.P, Midland Resources, Inc. and Vista Energy Resources, Inc. was closed. As a result of the Conversion, Vista Resources Partners, L.P. became a wholly-owned subsidiary of the Company, and as a result of the Merger Midland Resources also became a wholly-owned subsidiary of the Company. The Conversion will be treated as a transfer of assets and liabilities between affiliates under common control and will result in no change in carrying values of these assets and liabilities.

         Also, simultaneously with the closing of the Conversion and the Merger, the Company entered into a Second Amended and Restated Credit Agreement dated October 28, 1998 (Second Amended Credit Agreement) with its bank, Union Bank of California, pursuant to which the Company's new borrowing base was established at $32.0 million, Midland Resources was added as a co-Borrower under the Second Amended Credit Agreement, and the Company and each of its subsidiaries became guarantors to the note issued pursuant to the Second Amended Credit Agreement. As a result of the closing of the Merger and the Conversion the Company had outstanding indebtedness of $28.3 million under the Second Amended Credit Agreement at October 28, 1998.

         On November 9, 1998, the Company announced the execution of a letter of intent to acquire interests in a group of producing oil and gas properties from certain sellers, for a cash purchase price of up to $23,945,000 (assuming 100% working interest is delivered by the seller and its working interest partners). The closing of the proposed acquisition is subject to various conditions including, without limitation, legal, title and environmental due diligence; the execution of a definitive purchase and sale agreement; and approval of the seller's board of directors. If a definitive purchase and sale agreement is entered into, it is expected that the transaction will close on or about December 15, 1998. No purchase and sale agreement has been executed as of the date hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FORMATION OF VISTA

         Vista Energy Resources, Inc. (the "Company") is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange. The company was formed in May 1998 for the purpose of merging Vista Resources Partners, L.P., a Texas limited partnership (the "Vista Partnership"), and Midland Resources, Inc., a publicly traded Texas corporation ("Midland Resources"). Such merger occurred on October 28, 1998. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Permian Basin of West Texas and Southeastern New Mexico and the onshore Gulf Coast region of Texas.

         In accordance with the provisions of Accounting Principles Board (APB) No. 16 Business Combinations, the merger of the Vista Partnership and Midland Resources was accounted for as a purchase by the Company (formerly the Vista Partnership). As a result, the historical financial statements for the Company are those of the Vista Partnership.

FINANCIAL PERFORMANCE

         The Company reported a net loss of $176,000 and $517,000 on a pro forma basis for the three and nine months ended September 30, 1998, respectfully, as compared to a net gain of $194,000 and $124,100 for the same periods in 1997. As discussed more fully in "Results of Operations" below, the Company's financial performance for the three and nine months ended September 1998 was negatively impacted by the following items: (i) reduction in prices received for oil and gas sales of 24% and 5%, respectively, from 1997; (ii) increase in gross production costs due to the addition of properties acquired from E.G. Operating Co. in the third quarter of 1997 (the "E.G. Acquisition");and (iii) an increase in interest expense as a result of the additional indebtedness incurred in respect of the E.G. Acquisition.

         Net cash provided by operating activities was $439,525 for the nine months ended September 30, 1998, as compared to net cash provided by operating activities of $2,221,842 for the same period in 1997. This decrease was primarily attributable to significantly lower commodity prices for oil and gas and increased production costs and interest expense as a result of the additional properties acquired and indebtedness incurred in respect of the E.G. Acquisition.

         The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 1998 was $26.02 million, consisting of total long-term debt of $18.9 million and owners' equity of $7.12 million. Debt as a percentage of total book capitalization was 73% at September 30, 1998, which was essentially the same as at September 30, 1997 and December 31, 1997.

DRILLING RESULTS

         During the first nine months of 1998, the Company has continued its emphasis on development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. During the first nine months of 1998, the Company participated in the drilling and completion of 11 gross development wells and no gross exploration wells. Of the total wells completed during the nine months ended September 30, 1998, 11 were completed successfully which resulted in a 100% success rate. In addition to the wells completed in the first nine months of 1998, the Company had one well in progress at September 30, 1998.

ACQUISITION ACTIVITIES

          Although various acquisition candidates were evaluated during the first nine months of 1998, no material acquisitions were made during such time period. The Merger and the Conversion were consummated on October 28, 1998. See Notes 1 and 11 of Notes to Unaudited Consolidated Financial Statements of the Company.

         On November 9, 1998, the Company announced the execution of a letter of intent to acquire interests in a group of producing oil and gas properties from certain sellers, for a cash purchase price of up to $23,945,000 (assuming 100% working interest is delivered by the seller and its working interest partners).The closing of the proposed acquisition is subject to various conditions including, without limitation, legal, title and environmental due diligence; the execution of a definitive purchase and sale agreement; and approval of the seller's board of directors. If a definitive purchase and sale agreement is entered into, it is expected that the transaction will close on or about December 15, 1998. No purchase and sale agreement has been executed as of the date hereof.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods presented:

Oil and Gas Production.




                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30                SEPTEMBER 30
                                                             -------------------------     -------------------------

                                                                1998           1997           1998           1997
                                                             ----------     ----------     ----------     ----------

Revenues ...............................................     $1,927,397     $2,477,480     $5,984,676     $6,110,754
Costs and expenses:
  Production costs .....................................        838,347      1,039,620      2,777,877      2,711,880
  Depletion ............................................        267,575        574,604      1,229,601      1,506,796
  Exploration costs ....................................         25,458          3,226         25,458         61,826
                                                             ----------     ----------     ----------     ----------
                                                              1,131,380      1,617,450      4,032,936      4,280,502
                                                             ----------     ----------     ----------     ----------
  Operating profit (excluding general and administrative
     expenses and income taxes).........................     $  796,017     $  860,030     $1,951,740     $1,830,252
                                                             ==========     ==========     ==========     ==========
Production:
  Oil (Bbls) ...........................................        106,461        113,925        342,234        283,900
  Gas (Mcf) ............................................        223,356        253,719        701,346        517,648
          Total (BOE) ..................................        143,687        156,212        459,125        370,175
Average Daily Production:
  Oil (Bbls) ...........................................          1,157          1,238          1,254          1,040
  Gas (Mcf) ............................................          2,427          2,757          2,569          1,896
                                                             ----------     ----------     ----------     ----------
          Total (BOE) ..................................          1,562          1,698          1,682          1,356
Average Oil Price (Per Bbl) ............................     $    11.50     $    17.09     $    13.50     $    17.79
Average Gas Price (Per Mcf) ............................     $     1.79     $     2.09     $     1.94     $     2.05
Costs (Per BOE):
  Lease operating expense ..............................     $     4.86     $     5.41     $     5.03     $     6.05
  Production taxes .....................................     $      .98     $     1.25     $     1.02     $     1.27
                                                             ----------     ----------     ----------     ----------
          Total production costs .......................     $     5.84     $     6.66     $     6.05     $     7.32
  Depletion ............................................     $     1.86     $     3.68     $     2.68     $     4.07




         Oil and Gas Revenues. Revenues from oil and gas operations totaled $1.9 million and $6.0 million for the three and nine months ended September 30, 1998, compared to $2.5 million and $6.1 million for the same periods in 1997, representing a decrease of 24% and 2%, respectively. The decrease is primarily attributable to increases in production due to the Company's successful acquisition and exploitation activities in 1997, offset by significantly decreased average prices being received for both oil and gas production. The average oil prices received for the nine months ended September 30, 1998, decreased 24% (from $17.79 to $13.50 for the nine months ended September 30, 1997 and 1998, respectively), while the average gas price received decreased 5% (from $2.05 to $1.94 for the nine months ended September 30, 1997 and 1998, respectively). The average oil prices received for the three months ended September 30, 1998, decreased 33% (from $17.09 to $11.50 for the three months ended September 30, 1997 and 1998, respectively), while the average gas price received decreased 14% (from $2.09 to $1.79 for the three months ended September 30, 1997 and 1998, respectively).

         Average daily oil production increased 21% from 1040 Bbls. for the first nine months of 1997 to 1254 Bbls. for the same period of 1998, and average daily gas production increased 35% from 1896 Mcf to 2569 Mcf for the same period. Average daily production decreased 7% from 1238 Bbls. to 1157 Bbls. for the three months ended September 30, 1997 and 1998, respectively, and average gas production decreased 12% from 2757 Mcf to 2427 Mcf for the same period.

         Hedging Activities. The oil and gas prices that the Company reports are based on the actual prices received for the commodities adjusted for the results of any of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (i.e., swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans, and (iii) lock in prices to protect the economics related to certain capital projects. Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at September 30, 1998 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude
Oil):



  TRADE        TYPE      MONTHLY      PUT            CALL
  DATE     TRANSACTION   VOLUME    FLOOR PRICE   CEILING PRICE              TERM
--------   -----------   -------   -----------   -------------        ---------------------
12-15-97    Collar        10,000   $18.00 Bbl    $ 19.805 Bbl         4-1-98 to 12-31-98
12-15-97    Collar        10,000   $18.50 Bbl    $ 19.280 Bbl         4-1-98 to 3-31-99


         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at September 30, 1998 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):



  TRADE        TYPE      MONTHLY      PUT            CALL
  DATE     TRANSACTION   VOLUME    FLOOR PRICE   CEILING PRICE              TERM
--------   -----------   -------   -----------   -------------        ---------------------
 4-5-98    Collar        80,000    $2.20 MMBtu    $ 2.49 MMBtu         4-1-98 to 9-30-98


         Set forth below is the contract amount and material terms of each natural gas basis swap held by the Company at September 30, 1998 (monthly volumes are expressed in MMBtus):



TRADE      TYPE         MONTHLY
DATE     TRANSACTION    VOLUME                SWAP PRICE                       TERM
-----    -----------    -------     -----------------------------       ------------------
4-5-98    Basis swap    40,000      Houston Ship Channel (NYMEX         4-1-98 to 9-30-98
                                    (Henry Hub) minus $0.0275
                                    MMBtu)

4-5-98    Basis swap    40,000      Permian Basis (El Paso)             4-1-98 to 9-30-98
                                    (NYMEX (Henry Hub) minus
                                    $0.20 MMBtu)


         Production Costs. Total production costs (inclusive of all lease operating expenses and production taxes) per BOE decreased 17% to $5.03 during the nine months ended September 30, 1998, as compared to production costs per BOE of $6.05 during the same period of 1997. During the three months ended September 30, 1998, production costs per BOE decreased 10% to $4.86 from $5.41 during the same period of 1997. These reductions are primarily due to the Company's continued and concentrated efforts to evaluate and reduce all operating costs, the addition of higher margin properties acquired by the Company in the E.G. Acquisition, and the sale of certain high operating cost properties during 1997.

         Exploration Costs. Exploration costs (which include abandonments, dry hole costs, and geological and geophysical costs) decreased to $25,458 during the first nine months of 1998 from $61,826 during the same period in 1997 because the Company did not incur any dry hole costs or expired acreage costs in the first nine months of 1998.

         General and Administrative Expense. General and administrative expense was $563,976 and $1,184,641 for the three and nine months ended September 30, 1998, respectively, as compared to $257,766 and $733,406 for the same periods ended September 30, 1997, representing an increase of 119% and 57%, respectively. Such increases were primarily due to the costs associated with the hiring of additional employees in 1997 and 1998 as the Company's business has grown.

         Amortization of Unit Option Awards. The amortization of unit option awards was $21,326 and $214,303 for the three and nine months ended September 30, 1998, respectively, as compared to $25,462 and $290,056 for the same periods ended September 30, 1997. The Company estimates the compensation associated with the option awards based on estimated fair value less exercise price. Estimated compensation expense is recorded over the vesting period and will be adjusted prospectively as the estimated fair value of the options changes. However, as a result of the closing of the Merger and the Conversion the subject options and the option plan pursuant to which they were granted were terminated.

         Interest Expense. During the three months ended September 30, 1998, interest expense increased $62,270 to $356,162 from $293,892 for the same period of 1997. Interest expense for the nine months ended September 30, 1998, increased to $1,070,123 as compared to $688,061 for the same period of 1997. This increase is primarily due to additional borrowings made in connection with each of the acquisitions made by the Company in 1997 (approximately $7.4 million) and to fund that portion of the Company's capital budget for drilling and exploitation projects that was not funded from cash flow (approximately $1.9 million).

         Depletion, Depreciation and Amortization Expense. Depletion expense per BOE was $2.68 for the nine months ended September 30, 1998, as compared to $4.07 during the same periods of 1997. The decrease in depletion expense per BOE is primarily related to substantially increased reserves at year end 1997.

         Income Taxes. Since the Company's legal structure at September 30, 1998 was that of a limited partnership, it records no federal income taxes as these taxes are the responsibility of the individual partners.

CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

         Capital Commitments. The Company's primary needs for cash are for acquisitions, development and exploration of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations. The Company's cash expenditures during the first three quarters of 1998 for additions to oil and gas properties totaled $2,354,662. This amount includes $1,121,622 for the acquisition of properties and $1,233,040 for development and exploratory drilling.

         The Company's 1998 capital expenditure drilling budget has been set at $5.8 million. Pursuant to this budget $4.9 million has been allocated to exploitation and development activities and $900,000 to exploration activities. The Company does not budget for oil and gas property acquisitions as they are made on a case by case basis as opportunities arise. The 1998 budget reflects the Company's plans to drill approximately 17 oil and gas wells in 1998. The Company currently expects to fund its 1998 capital expenditure budget primarily with internally generated cash flow, borrowings under its bank credit facility and proceeds from the sale of non-strategic assets.

         Capital Resources. The Company's primary capital resources are net cash provided by operating activities, borrowings under its bank credit facility and proceeds from the sale of non-strategic assets.

         Financing Activities. The Company had $18.9 million outstanding under the Credit Facility at September 30, 1998, with a borrowing base thereunder of $22.3 million, leaving unused availability of $3.9 million. The weighted average interest rate for the nine months ended September 30, 1998 on the Company's indebtedness was 7.67% as compared to 8.20% for the nine months ended September 30, 1997 (taking into account the effect of an interest rate swap). On August 15, 1997, the Company entered into the Credit Facility, which has a current borrowing base of $22.3 million and an additional $1.0 million letter of credit facility. The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to the bank's prime rate plus 35 basis points or LIBOR plus 175 basis points (if amounts outstanding are greater than 50% of the then current borrowing base) or 150 basis points (if amounts outstanding are 50% or less of the then current borrowing base). The LIBOR-based option provides for one-, two-, three- or six-month periods.

         Liquidity. At September 30, 1998, the Company had cash of $83,091 on hand compared to $527,129 at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.06 at September 30, 1998 and 1.29 at December 31, 1997.

         Year 2000 Compliance. The Company does not expect that the cost of converting its computer system to Year 2000 compliance will be material to its financial condition. The Company believes it will be able to achieve Year 2000 compliance by the end of 1998 for an amount less than $10,000, and it does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company is in the process of surveying its business partners, including purchasers and suppliers, as well as original equipment manufacturers and financial institutions to determine the status of their Year 2000 compliance efforts. The Company will develop contingency plans as it becomes apparent that certain of the Company's or third party's critical or necessary systems are not Year 2000 compliant.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the inability to ensure readiness of third parties, the Year 2000 compliance issue could have a material adverse impact on the Company's results of operations and financial condition. Year 2000 expenditures are being funded through operating cash flow.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VISTA ENERGY RESOURCES, INC.



    Date: November 16, 1998             By: /s/ C. RANDALL HILL
                                           ------------------------------------
                                             C.  Randall Hill,
                                             Chairman, Chief Executive Officer,
                                             and Chief Financial Officer
                                             (Principal Accounting Officer and
                                             Duly Authorized Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
------         -----------

 27.1          Financial Data Schedule


