Form 10-Q
period 1999-03-31
VISTA ENERGY RESOURCES INC
filed 1999-05-13
CIK 1063564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999
                                                 --------------

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

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

                 Class                       Outstanding as of  May 1, 1999
       Common stock, $.01 par value                    16,312,336

                          VISTA ENERGY RESOURCES, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



                                      INDEX

    PART I.       FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----

    Item 1.       Financial Statements

                  Consolidated Balance Sheets
                  at March 31, 1999 (Unaudited) and December 31, 1998 (Audited)         3

                  Unaudited Consolidated Statement of Operations
                  for the Three Months Ended March 31, 1999 and 1998                    4

                  Unaudited Consolidated Statement of Cash Flows
                  for the Three Months Ended March 31, 1999 and 1998                    5

                  Notes to Unaudited Consolidated Financial Statements                  6

    Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            13

    PART II.      OTHER INFORMATION                                                    21

    Item 1.       Legal Proceedings

    Item 2.       Changes in Securities

    Item 3.       Defaults Upon Senior Securities

    Item 4.       Submission of Matters to a Vote of Security Holders

    Item 5.       Other Information

    Item 6.       Exhibits and Reports on Form 8-K

                  Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          VISTA ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS                                            MARCH 31,      DECEMBER 31,
                                                                                          1999            1998
                                                                                       ------------    ------------
                                                                                        (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $    153,672    $         --
  Accounts receivable:
     Oil and gas sales                                                                    1,714,465       1,498,727
     Trade                                                                                  541,669         900,401
  Other                                                                                     235,190         262,218
                                                                                       ------------    ------------
         Total current assets                                                             2,644,996       2,661,346
PROPERTY AND EQUIPMENT:
  Oil and gas properties, based on successful efforts accounting                         89,037,750      86,970,665
  Other                                                                                     559,790         529,771
                                                                                       ------------    ------------
                                                                                         89,597,540      87,500,436
  Less accumulated depreciation, depletion and amortization                             (32,104,251)    (30,956,448)
                                                                                       ------------    ------------
   Property and equipment, net                                                           57,493,289      56,543,988
OTHER ASSETS, NET                                                                           725,073         537,983
                                                                                       ------------    ------------
         Total Assets                                                                  $ 60,863,358    $ 59,743,317
                                                                                       ============    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        2,489,859       2,829,495
  Accrued expenses                                                                          213,515         259,117
                                                                                       ------------    ------------
         Total current liabilities                                                        2,703,374       3,088,612
LONG-TERM DEBT                                                                           52,220,181      50,730,894
DEFERRED TAX LIABILITY                                                                      355,597         350,000
OTHER LONG-TERM LIABILITIES                                                                 205,116         205,116
STOCKHOLDERS' EQUITY:
      Common Stock, par value $.01 per share;
      Authorized - 50,000,000 shares; issued 16,373,628 at March                            163,736         163,736
        31, 1999 and December 31, 1998, respectively;                                      (212,070)       (212,070)
       Treasury Stock -- 61,292 shares
      Additional paid in capital                                                         25,071,099      25,071,099
      Retained earnings (deficit)                                                       (19,643,675)    (19,654,070)
      Partners' equity                                                                           --              --
                                                                                       ------------    ------------
         Total stockholders' equity                                                       5,379,090       5,368,695
                                                                                       ------------    ------------
         Total liabilities and stockholders' equity                                    $ 60,863,358    $ 59,743,317
                                                                                       ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                                March 31,
                                                          1999            1998
                                                      ------------    ------------
                                                       (UNAUDITED)    (UNAUDITED)
REVENUES:
   Oil and gas sales                                  $  3,728,241    $  2,054,168
                                                      ------------    ------------
       Total revenues                                    3,728,241       2,054,168
COSTS AND EXPENSES:
        Lease Operating                                  1,199,843         986,728
        Exploration Costs                                   11,205              --
        Depreciation, depletion and amortization         1,170,538         494,958
        General and administrative                         384,746         307,955
        Amortization of Unit Option Awards                      --         166,849
                                                      ------------    ------------
            Total costs and expenses                     2,766,332       1,956,490
                                                      ------------    ------------
            Operating income (loss)                        961,909          97,678
        Gain (loss) on sale of property                     16,802              --
        Interest income                                      1,822              --
        Interest expense                                  (968,645)       (343,452)
        Other (expense)/income, net                          4,104          24,121
                                                      ------------    ------------
NET INCOME (LOSS) BEFORE TAXES                              15,992        (221,653)
         Income tax expense (benefit):
           Current                                              --              --
            Deferred                                         5,597              --
            Pro Forma benefit (provision) for taxes             --          77,578
                                                      ------------    ------------
NET INCOME (LOSS)                                     $     10,395    $   (144,075)
                                                      ============    ============
Earnings (loss) per share:
       Basic and diluted                              $        .00    $       (.01)
                                                      ============    ============
Weighted Average Shares Outstanding (Note 6)            16,312,336      11,903,506
                                                      ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended
                                                                         March 31,
                                                                  1999            1998
                                                               -----------      -----------
                                                               (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)  before pro forma tax expense ........     $    10,395      $  (221,653)

  Adjustments to reconcile net income (loss)
    before taxes to cash provided by
    operating activities:
    Depreciation, depletion and amortization .............       1,170,538          494,858
    Provision for income tax .............................           5,597             --
    Amortization of unit option awards ...................            --            166,849
    Gain on sale of property .............................         (16,802)            --
  Changes in working capital
      Decrease in accounts receivable ....................         142,994          428,395
      Decrease in other current assets ...................          27,028           19,815
      Increase in other non-current assets ...............        (209,825)            --
      Decrease in accounts payable and accrued expenses ..        (385,238)        (427,751)
                                                               -----------      -----------
      Net cash provided by (used in) operating activities          744,687          460,513
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ....................      (2,197,104)        (671,176)
  Proceeds from sales of property and Equipment ..........         116,802              100
                                                               -----------      -----------
         Net cash used in investing activities ...........      (2,080,302)        (671,076)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of borrowing ...................................         (60,713)            --
  Proceeds from issuance of debt .........................       1,550,000             --
                                                               -----------      -----------
         Net cash provided by financing activities .......       1,489,287             --
                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ..........................................         153,672         (210,563)

CASH AND CASH EQUIVALENTS:
  Beginning of period ....................................            --            527,129
                                                               -----------      -----------
  End of period ..........................................     $   153,672      $   316,566
                                                               ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. ORGANIZATION:

Organization

         Vista Energy Resources, Inc. and its subsidiaries (collectively, "Vista" or the "Company") is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange. The Company was incorporated in May 1998 for the purpose of continuing and consolidating the operations of Vista Resources Partners, L.P., a Texas limited partnership (the "Vista Partnership"), and Midland Resources, Inc., a publicly traded Texas corporation ("Midland Resources"). The merger of the Vista Partnership and Midland Resources (the "Midland Merger") was completed on October 28, 1998. The Company is an independent oil and gas company engaged in the acquisition, exploration, production and development of oil and natural gas primarily in the Permian Basin of West Texas and Southeastern New Mexico and the onshore Gulf Coast region of South Texas.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and related results of operations and cash flows for the three months ended March 31, 1999 and 1998 of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in preparation of the consolidated financial statements.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Form 10-K.


3. SIGNIFICANT ACQUISITIONS OF OIL AND GAS PROPERTIES AND OTHER ASSETS:

First Quarter 1999 Acquisitions

         The Company made no significant acquisitions during the first quarter of 1999.

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


                   Working capital             $   (895,132)
                   Oil and gas properties      $ 37,296,391
                   Debt assumed                $(10,445,394)
                   Deferred income taxes       $ (6,910,351)
                                               ------------

                            Purchase Price     $ 19,045,514
                                               ============

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

Pro Forma Condensed Statements of Operations

         The following unaudited Pro Forma Condensed Combined Statements of Operations for the months ended March 31, 1999 and 1998 give effect to the 1998 Acquisitions as if the acquisitions had been consummated at January 1, 1998. The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they necessarily indicative of future operating results.

            Pro Forma Condensed Consolidated Statements of Operations
                                   (unaudited)


                              For the 3 months ended March 31,
                              --------------------------------
                                  1999              1998
                              -----------     ----------------
Total revenues                 $3,728,241     $   4,726,611
Net income (loss)                  10,395           501,318
Basic Net income (loss)              --                 .03
Diluted Earnings per share           --                 .03

4.  LONG-TERM DEBT:

         As of March 31, 1999, $51.5 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base which is redetermined on a semi-annual basis. The borrowing base at March 31, 1999, was $55 million. The next scheduled borrowing base redetermination is scheduled for August 31, 1999. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve- month interest periods. At March 31, 1999, the effective interest rate on the amount outstanding was
7.63 percent.

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

         Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense (See Note 7 for further discussion of hedge accounting.). The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent three-month LIBOR for the Company. The term of this swap ends on December 23, 1999.

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

5. COMMITMENTS AND CONTINGENCIES:

Litigation

         At December 31, 1998, the Company was a Defendant in a lawsuit filed on July 31, 1995, styled Manna Oil & Gas, Inc., Dobbs Oil & Gas, Inc. v. Midland Resources, Inc., Miresco Inc., Midland Resources Operating Company, Inc., Cause No. 40,677. The case involved disputes with a non-operating interest owner concerning the operation of certain Gulf Coast properties located in Copano Bay, Aransas County, Texas, wherein the Company owns a 68 percent working interest and is the operator of the properties. The lawsuit was settled in February 1999 by the Company acquiring all of the interests of the Plaintiffs in the subject properties for a net purchase price of $0.7 million.

         The Company and its subsidiaries are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business.

6. EARNINGS PER SHARE:

         Effective December 31, 1997, the Company adopted the provisions of SFAS 128, "Earnings Per Share", which prescribes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion 15, "Earnings Per Share."

         The computation of basic and diluted earnings (loss) per share were identical for the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997 due to the following:

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

7. PRICE RISK MANAGEMENT:

Commodity Price Hedging Instruments

         The Company periodically uses derivative financial instruments to manage crude oil and natural gas price risk. These instruments qualify as hedges under generally accepted accounting principles and are properly recorded as adjustments to oil and gas sales in the consolidated statements of operations. In order to qualify for hedge accounting, each financial instrument must be initially designated as a hedge, must appropriately reduce the price risk and must have correlation to the commodity being hedged. If an instrument does not qualify as a hedge, then it is accounted for as a speculative transaction, with any unrealized gains or losses being reflected in the statement of operations. It is the Company's policy not to engage in speculative transactions of this nature. If a financial instrument designated as a hedge is sold, extinguished or terminated before it matures, then the realized gain or loss is deferred and amortized to oil and gas sales over the original life of the financial instrument. The Company's realized gains and losses attributable to its price risk management activities were $0.3 in the first quarter of 1999. The Company had no hedging transactions in place for the first quarter of 1998.

         Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at March 31, 1999 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil):


    TRADE DATE        TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE     CALL CEILING PRICE            TERM
    ----------        ----------------       --------------       ---------------     ------------------            ----
     12-15-97              Collar                10,000             $18.50 Bbl            $19.28 Bbl         4-1-98 to 3-31-99
     12-11-98               Swap                 40,000             $14.20 Bbl            $14.20 Bbl         8-1-99 to 6-30-00
     03-19-99               Swap                 60,000             $14.85 Bbl            $14.85 Bbl         4-1-99 to 7-31-99

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at March 31, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):


    TRADE DATE         TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE      CALL CEILING PRICE           TERM
    ----------         ----------------       --------------       ---------------      ------------------           ----
     08-20-98               Collar                40,000              $2.25 Mcf             $2.45 Mcf         1-1-99 to 12-31-99
     11-12-98               Collar                50,000              $2.25 Mcf             $2.51 Mcf         1-1-99 to 12-31-99
     08-20-98               Collar                40,000              $2.17 Mcf             $2.34 Mcf         1-1-99 to 12-31-99
     12-28-98                Swap                 50,000              $2.01 Mcf             $2.01 Mcf         1-1-99 to 12-31-99
     01-12-98                Swap                120,000              $2.12 Mcf             $2.12 Mcf         1-1-00 to 12-31-00
     02-08-99                Swap                120,000              $2.35 Mcf             $2.35 Mcf         1-1-01 to 12-31-01

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

          Certain information included in this quarterly report on Form 10-Q and other materials filed by the Company with the SEC contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, future sales prices for oil and gas production, business strategies, expansion and acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially are described, among other places, in this 10-Q under the caption "Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards inherent to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

THE FORMATION OF VISTA

         Vista Energy Resources, Inc. (the "Company") is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange. The company was formed in May 1998 for the purpose of merging Vista Resources Partners, L.P. , a Texas limited partnership (the "Vista Partnership"), and Midland Resources, Inc., a publicly traded Texas corporation ("Midland Resources"). Such merger occurred on October 28, 1998 (the "Midland Merger"). The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Permian Basin of West Texas and Southeastern New Mexico and the onshore Gulf Coast region of Texas.

         In accordance with the provisions of Accounting Principles Board ("APB") No. 16 Business Combinations, the merger of the Vista Partnership and Midland Resources was accounted for as a purchase by the Company (formerly the Vista Partnership). As a result, the historical financial statements for the Company are those of the Vista Partnership.

FINANCIAL PERFORMANCE

          The Company reported a net gain of $10,395 ($ .00 per share) for the three months ended March 31, 1999, as compared to a net loss of $ .1 million ($
 .01 per share) for the same period in 1998. As discussed more fully in "Results of Operations" below, the Company's financial performance for the three months ended March 31, 1999, was negatively impacted by the following items: (i) substantially lower (19 percent) oil prices and lower (4 percent) gas prices received; (ii) increase in gross production costs due to the addition of properties acquired in the 1998 Acquisitions (hereinafter defined); and (iii) an increase in interest expense as a result of the additional indebtedness incurred in respect of the 1998 Acquisitions.

         Net cash provided by operating activities was $ .7 million during the three months ended March 31, 1999, as compared to net cash provided by operating activities of $ .5 million for the same period in 1998. This increase was primarily attributable to increases in production from the properties acquired in the 1998 Acquisitions and production increases from the Company's success in its 1998 drilling and recompletion program offset by significantly lower commodity prices for oil and gas and increased production costs and interest expense as a result of the additional properties acquired and indebtedness incurred in respect of the 1998 Acquisitions.

         The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 1999, was $57.6 million, consisting of total long-term debt of $52.2 million and owners' equity of $5.4 million. Debt as a percentage of total book capitalization was 91 percent at March 31, 1999, which was essentially the same as at December 31, 1998.

DRILLING RESULTS

         During the first three months of 1999, the Company has continued its emphasis on development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. During the first three months of 1999, the Company participated in the drilling and completion of two gross development wells and one gross exploration well. None of these wells were in progress at December 31, 1998. Of the total wells completed during the three months ended March 31, 1999, all three were completed successfully which resulted in a 100 percent success rate. In addition to the wells completed in the first three months of 1999, the Company had one well in progress at March 31, 1999.

ACQUISITION ACTIVITIES

         1999 Acquisitions - Although various acquisition candidates were evaluated during the first three months of 1999, no material acquisitions were made during such time period.

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

         Effective as of October 1, 1998, the Company acquired working interests ranging from 65 percent to 85 percent in a group of oil and gas producing leases from IP Petroleum Company, Inc. and certain of its working interest partners (the "IP Acquisition"). These leases are located primarily in the War-Wink area of Ward and Winkler Counties, Texas, and the interests were acquired for a purchase price of $19.1 million. The IP Acquisition closed on December 18, 1998. The Midland Merger and the IP Acquisition are sometimes collectively referred to herein as the "1998 Acquisitions."

RESULTS OF OPERATIONS

         Oil and Gas Production.


                                                      THREE MONTHS ENDED
                                                         MARCH  31,
                                                  -------------- ----------
                                                    1999            1998
                                                  ----------     ----------

    Revenues ................................     $3,728,241     $2,054,168
    Costs and expenses:
      Production costs ......................      1,199,843        986,728
      Depletion .............................      1,170,538        494,958
      Exploration costs .....................         11,205           --
                                                  ----------     ----------
              Total costs and expenses ......      2,381,586      1,481,686
      Operating profit (excluding general and
      administrative expenses and
      income taxes) .........................     $1,346,655     $  572,482
                                                  ==========     ==========
    Production:
      Oil (Bbls) ............................        222,011        116,180
      Gas (Mcf) .............................        692,201        242,064
              Total (BOE) ...................        337,378        156,524
    Average Daily Production:
      Oil (Bbls) ............................          2,467          1,291
      Gas (Mcf) .............................          7,691          2,690
                                                  ----------     ----------
              Total (BOE) ...................          3,749          1,739
    Average Oil Price (Per Bbl) .............     $    11.14     $    13.73
    Average Gas Price (Per Mcf) .............     $     1.84     $     1.91
    Costs (Per BOE):
      Lease operating expense ...............     $     2.86     $     5.23
      Production taxes ......................     $      .70     $     1.08
                                                  ----------     ----------
              Total production costs ........     $     3.56     $     6.31
      Depletion .............................     $     3.47     $     3.16

         Oil and Gas Revenues. Revenues from oil and gas operations totaled $3.7 million for the three months ended March 31, 1999, compared to $2.1 million for the same periods in 1998, representing an increase of 81 percent. The increase is primarily attributable to the 1998 Acquisitions and increases in production due to the Company's successful exploitation activities in 1998, offset by significantly decreased average prices being received for both oil and gas production. The average oil prices received for the three months ended March 31, 1999, decreased 19 percent (from $13.73 to $11.14 for the three months ended March 31, 1998 and 1999, respectively), while the average gas price received decreased 4 percent (from $1.91 to $1.84 for the three months ended March 31, 1998 and 1999, respectively).

         Average daily oil production increased 91 percent to 2,467 Bbls for the first three months of 1999 from 1,291 Bbls for the same period of 1998; and average daily gas production increased 286 percent to 7,691 Mcf from 2,690 Mcf for the same period.

         Hedging Activities. The oil and gas prices that the Company reports is based on the actual prices received for the commodities adjusted for the results of any of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (i.e., swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans, and (iii) lock in prices to protect the economics related to certain capital projects. Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at March 31, 1999 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude
Oil):


    TRADE DATE        TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE     CALL CEILING PRICE            TERM
    ----------        ----------------       --------------       ---------------     ------------------            ----
     12-15-97              Collar                10,000             $18.50 Bbl            $19.28 Bbl         4-1-98 to 3-31-99
     12-11-98               Swap                 40,000             $14.20 Bbl            $14.20 Bbl         8-1-99 to 6-30-00
     03-19-99               Swap                 60,000             $14.85 Bbl            $14.85 Bbl         4-1-99 to 7-31-99

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at March 31, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):


    TRADE DATE         TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE      CALL CEILING PRICE           TERM
    ----------         ----------------       --------------       ---------------      ------------------           ----
     08-20-98               Collar                40,000              $2.25 Mcf             $2.45 Mcf         1-1-99 to 12-31-99
     11-12-98               Collar                50,000              $2.25 Mcf             $2.51 Mcf         1-1-99 to 12-31-99
     08-20-98               Collar                40,000              $2.17 Mcf             $2.34 Mcf         1-1-99 to 12-31-99
     12-28-98                Swap                 50,000              $2.01 Mcf             $2.01 Mcf         1-1-99 to 12-31-99
     01-12-98                Swap                  120,000            $2.12 Mcf             $2.12 Mcf         1-1-00 to 12-31-00
     02-08-99                Swap                  120,000            $2.35 Mcf             $2.35 Mcf         1-1-01 to 12-31-01

         The Company also hedges from time to time the basis for its natural gas production which depends upon the location of its gas production. Such basis hedges are immaterial to the financial performance of the Company.

         Production Costs. Total production costs (inclusive of all lease operating expenses and production taxes) per BOE decreased 44 percent to $3.56 during the three months ended

March 31, 1999, as compared to production costs per BOE of $6.31 during the same period of 1998. These reductions are primarily due to the Company's continued and concentrated efforts to evaluate and reduce all operating costs and the addition of higher margin properties acquired by the Company in the 1998 Acquisitions.

         Exploration Costs. Exploration costs (which includes abandonments, dry hole costs, and geological and geophysical costs) increased to $11,205 during the first three months of 1999 from $0 during the same period in 1998 because the Company incurred certain geological and geophysical costs during the first three months of 1999.

         General and Administrative Expense. General and administrative expense was $.4 million for the three months ended March 31, 1999, as compared to $.3 million for the same period ended March 31, 1998, representing an increase of 25 percent. Such increase was primarily due to the costs associated with the hiring of additional employees in late 1998 and early 1999 as the Company's business has grown and due to the Company becoming a publicly traded company in late 1998. However, on a BOE basis, the Company's general and administrative expense decreased 42 percent from $1.97 per BOE for the three months ended March 31, 1998, to $1.14 per BOE for the three months ended March 31, 1999.

         Interest Expense. During the three months ended March 31, 1999, interest expense increased $.7 million to $1.0 million from $.3 million for the same period of 1998. This increase is primarily due to additional borrowings made in connection with the 1998 Acquisitions.

         Depletion, Depreciation and Amortization Expense. Depletion expense per BOE increased to $3.47 during the three months ended March 31, 1999, as compared to $3.16 during the same period in 1998. The increase in depletion expense per BOE is primarily related to the properties acquired in the 1998 Acquisitions.

CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

         Capital Commitments. The Company's primary needs for cash are for acquisitions, development and exploration of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations. The Company's cash expenditures during the first three months of 1999 for additions to oil and gas properties totaled $ 2.2 million. This amount includes $ 1.0 million for the acquisition of properties and $ 1.2 million for development and exploratory drilling.

         The Company's 1999 capital expenditure drilling budget has been approved at an amount up to $11.1 million. Pursuant to this budget $9.3 million has been allocated to exploitation and development activities and $1.8 million to exploration activities. The Company does not budget for oil and gas property acquisitions as they are made on a case by case basis as opportunities arise. The 1999 budget reflects the Company's plans to drill and/or recomplete approximately 25 oil and gas wells in 1999. The Company currently expects to fund its 1999 capital expenditure budget primarily with internally generated cash flow, borrowings under its bank credit facility and proceeds from the sale of non-strategic assets.

         Capital Resources. The Company's primary capital resources are net cash provided by operating activities, borrowings under its bank credit facility and proceeds from the sale of non-strategic assets.

Financing Activities.

         As of March 31, 1999, $51.5 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base which is redetermined on a semi-annual basis. The borrowing base at March 31, 1999, was $55 million. The next scheduled borrowing base redetermination is scheduled for August 31, 1999. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve- month interest periods. At March 31, 1999, the effective interest rate on the amount outstanding was
7.63 percent.

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

         Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense (See Note 7 for further discussion of hedge accounting.). The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent three-month LIBOR for the Company. The term of this swap ends on December 23, 1999.

         Liquidity. At March 31, 1999, the Company had cash of $.2 million on hand compared to $0 at December 31, 1998. The Company's ratio of current assets to current liabilities was .98:1 at March 31, 1999 and .86:1 at December 31, 1998.

         Year 2000 Readiness Disclosure. "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may cause material adverse effects to companies and organizations that rely upon those systems. Continuity of the Company's operations in January 2000 will not only depend upon Year 2000 compliance of the Company's computer systems and computer-controlled equipment, but also compliance of computer systems and computer-controlled equipment of third parties. These third parties include oil and natural gas purchasers and significant service providers such as electric utility companies and natural gas plant, pipeline and gathering system operators.

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

         Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Company. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $10,000, of which approximately $3,600 has been incurred and expensed through March 31, 1999.

         Despite efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.
                           .........
         The Company will develop appropriate contingency plans in the event it becomes aware of potential problems resulting from failure of the Company's or of significant third party computer systems on January 1, 2000. The Company has not developed any contingency plans to date. Specific contingency plans will be developed in response to the results of testing scheduled to be complete by May 31, 1999, as well as the assessed probability and risk of system or equipment failure. These contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, service companies and purchasers. The Company expects these plans to be complete by July 31, 1999.

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

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

         None

    ITEM 2.       CHANGES IN SECURITIES

         None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

    ITEM 5.       OTHER INFORMATION

         None

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     27.1 Financial Data Schedule

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



                                       VISTA ENERGY RESOURCES, INC.



    Date: May 13, 1999                By: /s/  C. RANDALL HILL
                                          -------------------------------------
                                            C. Randall Hill,
                                            Chairman, Chief Executive Officer,
                                            and Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Duly Authorized Officer)

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
   27.1             Financial Data Schedule