Form 10-Q
period 1999-06-30
VISTA ENERGY RESOURCES INC
filed 1999-08-10
CIK 1063564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999


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
Yes X  No
   ----  ----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

          Class                              Outstanding as of  August 1,  1999
Common stock, $.01 par value                              16,312,336

                          VISTA ENERGY RESOURCES, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                           Page
Item 1.  Financial Statements

         Consolidated Balance Sheets
         at June 30, 1999 (Unaudited) and December 31, 1998 (Audited)         3

         Unaudited Consolidated Statement of Operations
         for the Three and Six Months Ended June 30, 1999 and 1998            4

         Unaudited Consolidated Statement of Cash Flows
         for the Six Months Ended June 30, 1999 and 1998                      5

         Notes to Unaudited Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

PART II. OTHER INFORMATION                                                   21

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS                                              JUNE 30,        DECEMBER 31,
                                                                                    1999              1998
                                                                                ------------      ------------
                                                                                (UNAUDITED)         (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $    802,490      $
  Accounts receivable:
     Oil and gas sales                                                             2,951,005         1,498,727
     Trade                                                                           508,813           900,401
  Other                                                                              249,458           262,218
                                                                                ------------      ------------
         Total current assets                                                      4,511,766         2,661,346
PROPERTY AND EQUIPMENT:
  Oil and gas properties, based on successful efforts accounting                  90,057,670        86,970,665
  Other                                                                              562,896           529,771
                                                                                ------------      ------------
                                                                                  90,620,566        87,500,436
  Less accumulated depreciation, depletion and amortization                      (33,168,811)      (30,956,448)
                                                                                ------------      ------------
   Property and equipment, net                                                    57,451,755        56,543,988
OTHER ASSETS, NET                                                                    804,123           537,983
                                                                                ------------      ------------
         Total Assets                                                           $ 62,767,644      $ 59,743,317
                                                                                ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                 3,265,378         2,829,495
  Accrued expenses                                                                   479,526           259,117
                                                                                ------------      ------------
         Total current liabilities                                                 3,744,904         3,088,612
LONG-TERM DEBT                                                                    52,640,621        50,730,894
DEFERRED TAX LIABILITY                                                               510,408           350,000
OTHER LONG-TERM LIABILITIES                                                          205,116           205,116
STOCKHOLDERS' EQUITY:
      Common Stock, par value $.01 per share;
      Authorized - 50,000,000 shares; issued 16,373,628 at June
        30, 1999 and December 31, 1998, respectively;                                163,736           163,736
       Treasury Stock -- 61,292 shares                                              (212,070)         (212,070)
      Additional paid in capital                                                  25,071,099        25,071,099
      Retained earnings (deficit)                                                (19,356,170)      (19,654,070)
      Partners' equity                                                                    --                --
                                                                                ------------      ------------
         Total stockholders' equity                                                5,666,595         5,368,695
                                                                                ------------      ------------
         Total liabilities and stockholders' equity                             $ 62,767,644      $ 59,743,317
                                                                                ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,

                                                          1999                1998             1999             1998
                                                       ------------       -----------      ------------      ------------
                                                       (UNAUDITED)        (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
REVENUES:
   Oil and gas sales                                   $  4,756,810       $2 ,003,111      $  8,485,051      $  4,057,279
                                                       ------------       -----------      ------------      ------------
       Total revenues                                     4,756,810         2,003,111         8,485,051         4,057,279
COSTS AND EXPENSES:
       Lease Operating                                    1,659,895           952,802         2,859,738         1,939,530
       Exploration Costs                                     27,563                --            38,768                --
       Depreciation, depletion and amortization           1,041,825           467,068         2,212,363           962,026
       General and administrative                           583,390           312,710           968,136           620,665
       Amortization of Unit Option Awards                        --            25,328                --           192,177
                                                       ------------       -----------      ------------      ------------
            Total costs and expenses                      3,312,673         1,757,908         6,079,005         3,714,398
                                                       ------------       -----------      ------------      ------------
            Operating income (loss)                       1,444,137           245,203         2,406,046           342,881
       Gain (loss) on sale of property                       53,227          (192,898)           70,029          (192,898)
       Interest income                                        3,156                --             4,978                --
       Interest expense                                  (1,066,714)         (370,509)       (2,035,359)         (713,961)
       Other (expense)/income, net                            8,510            16,170            12,614            40,291
                                                       ------------       -----------      ------------      ------------
NET INCOME (LOSS) BEFORE TAXES                              442,316          (302,034)          458,308          (523,687)
         Income tax expense (benefit):
           Current                                               --                --                --                --
           Deferred                                         154,811                --           160,408                --
           Pro Forma benefit (provision) for taxes               --           105,712                --           183,290
                                                       ------------       -----------      ------------      ------------
NET INCOME (LOSS)                                      $    287,505       $  (196,322)     $    297,900      $   (340,397)
                                                       ============       ===========      ============      ============
Earnings (loss) per share:
       Basic                                           $        .02       $      (.02)     $        .02      $       (.03)
                                                       ============       ===========      ============      ============
       Diluted                                         $        .01       $      (.02)     $        .01      $       (.03)
                                                       ============       ===========      ============      ============
Weighted Average Shares Outstanding (Note 6)             28,393,409        11,903,506        28,393,409        11,903,506
                                                       ============       ===========      ============      ============

             The accompanying notes are an integral part of these consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                        1999              1998
                                                                     -----------      ------------
                                                                     (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)  before pro forma tax expense .................. $   297,900      $  (523,687)
  Adjustments to reconcile net income (loss)
    before taxes to cash provided by
    operating activities:
    Depreciation, depletion and amortization .......................   2,212,363          962,026
    Amortization of deferred borrowing cost ........................      56,281               --
    Provision for income tax .......................................     160,408               --
    Amortization of unit option awards .............................          --          192,177
    (Gain) Loss  on sale of property ...............................     (70,029)         192,959
  Changes in working capital
    Decrease (increase) in accounts receivable .....................  (1,060,690)         (21,897)
    Decrease (increase) in other current assets ....................      12,760           39,198
    Increase in other non-current assets ...........................    (322,421)              --
    Decrease (increase) in accounts payable and accrued expenses ...     656,292         (214,800)
                                                                     -----------      ------------
    Net cash provided by (used in) operating activities ............   1,942,864          625,976
                                                                     -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ..............................  (3,298,333)      (1,717,694)
  Proceeds from sales of property and Equipment ....................     248,231          131,864
                                                                     -----------      ------------
     Net cash used in investing activities .........................  (3,050,102)      (1,585,830)
                                                                     -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of borrowings ........................................      (1,010,273)              --
  Proceeds from issuance of debt ...............................       2,920,000          500,000
                                                                     -----------      ------------
         Net cash provided by financing activities .............       1,909,727          500,000
                                                                     -----------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ................................................         802,489         (459,854)

CASH AND CASH EQUIVALENTS:
  Beginning of period ..........................................              --          527,129
                                                                     -----------      ------------
  End of period ................................................     $   802,489      $    67,275
                                                                     ===========      ============

           The accompanying notes are an integral part of these consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and related results of operations and cash flows for the three and six months ended June 30, 1999 and 1998 of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in preparation of the consolidated financial statements.

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

3. SIGNIFICANT ACQUISITIONS OF OIL AND GAS PROPERTIES AND OTHER ASSETS:

1999 Acquisitions

         The Company made no material acquisitions during the first six months of 1999.

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

Pro Forma Condensed Statements of Operations

         The following unaudited Pro Forma Condensed Combined Statements of Operations for the six months ended June 30, 1998 give effect to the 1998 Acquisitions as if the acquisitions had been consummated at January 1, 1998. The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they necessarily indicative of future operating results.

            Pro Forma Condensed Consolidated Statements of Operations
                                   (unaudited)

                               For the six months ended June 30,
                               ---------------------------------
                                             1998
                                       -----------------
Total revenues                            $ 9,410,664
Net income (loss)                             454,363
Basic Net income (loss)                           .03
Diluted Earnings per share                        .03


4.  LONG-TERM DEBT:

         As of June 30, 1999, $52.6 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base which is redetermined on a semi-annual basis. The borrowing base at June 30, 1999, was $55 million. The next scheduled borrowing base redetermination is scheduled for August 31, 1999. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve- month interest periods. At June 30, 1999, the effective interest rate on the amount outstanding was 7.56 percent.

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

         Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense (See Note 7 for further discussion of hedge accounting.). The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent three-month LIBOR for the Company. The term of this swap ends on December 23, 1999. Effective as of January 1, 1999, this interest rate swap was assigned to BankBoston. In conjunction with such assignment the terms of the swap were modified to reduce the fixed swap rate from 6.02 percent to 5.65 percent and to extend the term of the swap until December 23, 2000, at the option of BankBoston.

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

         The computation of basic and diluted earnings (loss) per share were identical for the six months ended June 30, 1999, and for the years ended December 31, 1998 and 1997 due to the following:

         Options to purchase 261,800 shares of common stock were outstanding since October 28, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. All outstanding options expired in February 1999.

         Warrants to purchase 12,081,073 shares of Common Stock were not included in the computation of EPS as they are antidilutive as a result of the Company's net loss for the year ended December 31, 1998. Warrants to purchase 12,081,073 shares of Common Stock were included in the computation of EPS for the period ended June 30, 1999. All of these warrants, 11,811,073 of which expire on November 1, 2002, with the remaining warrants expiring from March 1999 through June 2002, were still outstanding at December 31, 1998.

         As the Conversion was not completed until October 28, 1998, there were no potentially dilutive equity securities outstanding at either December 31, 1997 and 1996.

         EPS has been calculated for all periods presented as if the Conversion had been completed on January 1, 1996.



7. PRICE RISK MANAGEMENT:

Commodity Price Hedging Instruments

         The Company periodically uses derivative financial instruments to manage crude oil and natural gas price risk. These instruments qualify as hedges under generally accepted accounting principles and are properly recorded as adjustments to oil and gas sales in the consolidated statements of operations. In order to qualify for hedge accounting, each financial instrument must be initially designated as a hedge, must appropriately reduce the price risk and must have correlation to the commodity being hedged. If an instrument does not qualify as a hedge, then it is accounted for as a speculative transaction, with any unrealized gains or losses being reflected in the statement of operations. It is the Company's policy not to engage in speculative transactions of this nature. If a financial instrument designated as a hedge is sold, extinguished or terminated before it matures, then the realized gain or loss is deferred and amortized to oil and gas sales over the original life of the financial instrument. The Company's realized gains and losses attributable to its price risk management activities was ($0.2) million for the first six months of 1999 as compared to $.1 million for the same period in 1998.

         Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at June 30, 1999 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil):

    TRADE DATE        TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE     CALL CEILING PRICE            TERM
    ----------        ----------------       --------------       ---------------     ------------------            ----
     12-11-98               Swap                 40,000              $14.20 Bbl           $14.20 Bbl          8-1-99 to 6-30-00
     03-19-99               Swap                 60,000              $14.85 Bbl           $14.85 Bbl          4-1-99 to 7-31-99
     04-19-99              Collar                20,000              $15.00 Bbl           $17.00 Bbl          1-1-00 to 6-30-00
     04-19-99              Collar                40,000              $15.00 Bbl           $16.85 Bbl         7-1-00 to 12-31-00

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at June 30, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):


    TRADE DATE         TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE      CALL CEILING PRICE           TERM
    ----------         ----------------       --------------       ---------------      ------------------           ----
     08-20-98               Collar                40,000              $2.25 Mcf             $2.42 Mcf         1-1-99 to 12-31-99
     11-12-98               Collar                50,000              $2.25 Mcf             $2.51 Mcf         1-1-99 to 12-31-99
     08-20-98               Collar                40,000              $2.17 Mcf             $2.55 Mcf         1-1-99 to 12-31-99
     12-28-98                Swap                 50,000              $2.01 Mcf             $2.01 Mcf         1-1-99 to 12-31-99
     01-12-98                Swap                120,000              $2.12 Mcf             $2.12 Mcf         1-1-00 to 12-31-00
     02-08-99                Swap                120,000              $2.35 Mcf             $2.35 Mcf         1-1-01 to 12-31-01

         The Company also hedges from time to time the basis for its natural gas production which depends upon the location of its gas production. Such basis hedges are immaterial to the financial performance of the Company.

Interest Rate Swap Agreement

         Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense. The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent based on the three-month LIBOR for the Company. The term of this swap ends on December 23, 1999. Effective as of January 1, 1999, this interest rate swap was assigned to BankBoston. In conjunction with such assignment the terms of the swap were modified to reduce the fixed swap rate from 6.02 percent to 5.65 percent and to extend the term of the swap until December 23, 2000, at the option of BankBoston.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information included in this quarterly report on Form 10-Q and other materials filed by the Company with the SEC contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, future sales prices for oil and gas production, business strategies, expansion and acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially are described, among other places, in this 10-Q and under the caption "Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards inherent to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

FINANCIAL PERFORMANCE

         The Company reported a net income of $.3 million ($ .02 per share) and $.3 million ($ .02 per share) for the three and six months ended June 30, 1999, respectively, as compared to a net loss of ($ .2) million ($ .02 per share) and ($ .3) million ($ .03 per share) for the same periods in 1998. As discussed more fully in "Results of Operations" below, the Company's financial performance for the six months ended June 30, 1999, was negatively impacted by the following items: (i) lower (5 percent) oil prices and lower (3 percent) gas prices received; (ii) increase in gross production costs due to the addition of properties acquired in the 1998 Acquisitions (hereinafter defined); and (iii) an increase in interest expense as a result of the additional indebtedness incurred in respect of the 1998 Acquisitions.

         Net cash provided by operating activities was $ 1.9 million during the six months ended June 30, 1999, respectively, as compared to net cash provided by operating activities of $ .6 million for the same period in 1998. This increase was primarily attributable to increases in production from the properties acquired in the 1998 Acquisitions and production increases from the Company's success in its 1998 and 1999 drilling and recompletion program offset by lower commodity prices for oil and gas and increased production costs and interest expense as a result of the additional properties acquired and indebtedness incurred in respect of the 1998 Acquisitions.

         The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at June 30, 1999, was $58.2 million, consisting of total long-term debt of $52.6 million and owners' equity of $5.6 million. Debt as a percentage of total book capitalization was 90 percent at June 30, 1999, which was essentially the same as at December 31, 1998.

DRILLING RESULTS

         During the first six months of 1999, the Company has continued its emphasis on development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. During the first six months of 1999, the Company participated in the drilling and completion of four gross development wells and three gross exploration wells. None of these wells were in progress at December 31, 1998. Of the wells completed during the six months ended June 30, 1999, five were completed successfully which resulted in a 71 percent success rate. In addition to the wells completed in the first six months of 1999, the Company had two wells in progress at June 30, 1999.

ACQUISITION ACTIVITIES

         1999 Acquisitions - Although various acquisition candidates were evaluated during the first six months of 1999, no material acquisitions were made during such time period.

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

RESULTS OF OPERATIONS

         Oil and Gas Production.

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE  30,                     JUNE  30,
                                                  -------------------------     -------------------------
                                                     1999           1998           1999           1998
                                                  ----------     ----------     ----------     ----------
Revenues ....................................     $4,756,810     $2,003,111     $8,485,051     $4,057,279
Costs and expenses:
  Production costs ..........................      1,659,895        952,802      2,859,738      1,939,530
  Depletion .................................      1,041,825        467,068      2,212,363        962,026
  Exploration costs .........................         27,563             --         38,768             --
                                                  ----------     ----------     ----------     ----------
          Total costs and expenses ..........      2,729,283      1,419,870      5,110,869      2,901,556
                                                  ----------     ----------     ----------     ----------
Operating profit (excluding general and
administrative expenses and income taxes) ...     $2,027,527     $  583,241     $3,374,182     $1,155,723
                                                  ==========     ==========     ==========     ==========
Production:
  Oil (Bbls) ................................        228,627        119,593        450,638        235,773
  Gas (Mcf) .................................        814,010        235,926      1,506,211        477,990
          Total (BOE) .......................        364,295        158,914        701,673        315,438
Average Daily Production:
  Oil (Bbls) ................................          2,512          1,314          2,490          1,303
  Gas (Mcf) .................................          8,945          2,593          8,322          2,641
                                                  ----------     ----------     ----------     ----------
          Total (BOE) .......................          4,003          1,746          3,877          1,743
Average Oil Price (Per Bbl) .................     $    14.08     $    11.87     $    12.63     $    13.28

Average Gas Price (Per Mcf) .................     $     1.82     $     2.47     $     1.83     $     1.92
Costs (Per BOE):
  Lease operating expense ...................     $     3.95     $     4.98     $     3.43     $     5.10
  Production taxes ..........................     $      .61     $     1.02     $      .65     $     1.05
                                                  ----------     ----------     ----------     ----------
          Total production costs ............     $     4.56     $     6.00     $     4.08     $     6.15
  Depletion .................................     $     2.86     $     2.94     $     3.15     $     3.05

         Oil and Gas Revenues. Revenues from oil and gas operations totaled $4.8 million and $8.5 million for the three and six months ended June 30, 1999, compared to $2.0 and $4.1 million for the same periods in 1998, representing an increase of 140 percent and 107 percent, respectively. The increase is primarily attributable to the 1998 Acquisitions and increases in production due to the Company's successful exploitation activities in 1998 and 1999, offset by decreased average prices being received for the six month period for both oil and gas production. The average oil prices received for the three and six months ended June 30, 1999, was $14.08 and $12.63, respectively, compared to $11.87 and $13.28 for the three and six months ended June 30, 1998, while the average gas price received was $1.82 and $1.83 for the three and six months ended June 30, 1999, respectively, compared to $2.47 and $1.92 for the same periods in 1998.

         Average daily oil production increased 91 percent to 2,512 Bbls and 2,490 Bbls for the three and six months of 1999 from 1,314 Bbls and 1,303 Bbls for the same period of 1998; and average daily gas production increased 245 percent and 215 percent to 8,945 Mcf and 8,322 Mcf from 2,593 Mcf and 2,641 Mcf for the same period.

         Hedging Activities. The oil and gas prices that the Company reports is based on the actual prices received for the commodities adjusted for the results of any of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (i.e., swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells; (ii) support the Company's annual capital budgeting and expenditure plans; and (iii) lock in prices to protect the economics related to certain capital projects. Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at June 30, 1999 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude
Oil):


    TRADE DATE        TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE     CALL CEILING PRICE            TERM
    ----------        ----------------       --------------       ---------------     ------------------            ----
     12-11-98              Swap                  40,000             $14.20 Bbl            $14.20 Bbl         8-1-99 to 6-30-00
     03-19-99              Swap                  60,000             $14.85 Bbl            $14.85 Bbl         4-1-99 to 7-31-99
     04-19-99              Collar                20,000             $15.00 Bbl            $17.00 Bbl         1-1-00 to 6-30-00
     04-19-99              Collar                40,000             $15.00 Bbl            $16.85 Bbl         7-1-00 to 12-31-00

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at June 30, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):

    TRADE DATE         TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE      CALL CEILING PRICE           TERM
    ----------         ----------------       --------------       ---------------      ------------------           ----
     08-20-98               Collar                40,000              $2.25 Mcf             $2.42 Mcf         1-1-99 to 12-31-99
     11-12-98               Collar                50,000              $2.25 Mcf             $2.51 Mcf         1-1-99 to 12-31-99
     08-20-98               Collar                40,000              $2.17 Mcf             $2.55 Mcf         1-1-99 to 12-31-99
     12-28-98               Swap                  50,000              $2.01 Mcf             $2.01 Mcf         1-1-99 to 12-31-99
     01-12-98               Swap                  120,000             $2.12 Mcf             $2.12 Mcf         1-1-00 to 12-31-00
     02-08-99               Swap                  120,000             $2.35 Mcf             $2.35 Mcf         1-1-01 to 12-31-01

         The Company also hedges from time to time the basis for its natural gas production which depends upon the location of its gas production. Such basis hedges are immaterial to the financial performance of the Company.

         Production Costs. Total production costs (inclusive of all lease operating expenses and production taxes) per BOE decreased 24 percent and 34 percent to $4.56 and $4.08 during the three and six months ended June 30, 1999, respectively, as compared to production costs per BOE of $6.00 and $6.15 during the same period of 1998. These reductions are primarily due to the Company's continued and concentrated efforts to evaluate and reduce all operating costs and the addition of higher margin properties acquired by the Company in the 1998 Acquisitions.

         Exploration Costs. Exploration costs (which includes abandonments, dry hole costs, and geological and geophysical costs) increased to $27,563 and $38,768 during the three and six months of 1999 from $0 during the same periods in 1998 because the Company incurred certain geological and geophysical costs during the first six months of 1999.

         General and Administrative Expense. General and administrative expense was $.6 million and $1.0 million for the three and six months ended June 30, 1999, as compared to $.3 million and $.6 million for the same period ended June 30, 1998, representing an increase of 100 percent and 66 percent for the same periods, respectively. Such increase was primarily due to the costs associated with the hiring of additional employees in late 1998 and early 1999 as the Company's business has grown and due to the Company becoming a publicly traded company in late 1998. However, on a BOE basis, the Company's general and administrative expense was $1.97 and $1.97 per BOE for the three and six months ended June 30, 1998, compared to $1.60 and $1.38 per BOE for the three and six months ended June 30, 1999.

         Interest Expense. Interest expense was $1.0 million and $2.0 million and $.4 million and $.7 million for the three and six months ended June 30, 1999 and 1998, respectively. This increase is primarily due to additional borrowings made in connection with the 1998 Acquisitions.

         Depletion, Depreciation and Amortization Expense. Depletion expense per BOE increased to $2.86 and $3.15 during the three and six months ended June 30, 1999, as compared to $2.94 and $3.05 during the same period in 1998. The increase in depletion expense per BOE is primarily related to the additional properties acquired in the 1998 Acquisitions.

CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

         Capital Commitments. The Company's primary needs for cash are for acquisitions, development and exploration of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations. The Company's cash expenditures during the first six months of 1999 for additions to oil and gas properties totaled $ 3.3 million. This amount includes $ 1.0 million for the acquisition of properties and $ 2.3 million for development and exploratory drilling.

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

Financing Activities.

         As of June 30, 1999, $52.6 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base which is redetermined on a semi-annual basis. The borrowing base at June 30, 1999, was $55 million. The next scheduled borrowing base redetermination is scheduled for August 31, 1999. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve- month interest periods. At June 30, 1999, the effective interest rate on the amount outstanding was
7.56 percent.

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

         Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense (See Note 7 for further discussion of hedge accounting.). The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent three-month LIBOR for the Company. The term of this swap ends on December 23, 1999. Effective as of January 1, 1999, this interest rate swap was assigned to BankBoston. In conjunction with such assignment the terms of the swap were modified to reduce the fixed swap rate from 6.02 percent to 5.65 percent and to extend the term of the swap until December 23, 2000, at the option of BankBoston.

         Liquidity. At June 30, 1999, the Company had cash of $.8 million on hand compared to $0 at December 31, 1998. The Company's ratio of current assets to current liabilities was 1.2:1 at June 30, 1999 and .86:1 at December 31, 1998.

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

         The Company is in the process of reviewing its computer systems and computer-controlled field equipment and making the necessary modifications for Year 2000 compliance. The Company has completed modifications and testing of its primary accounting and land computer programs. The remaining computer systems have been inventoried and assessed. Remediation and testing of significant remaining systems are expected to be complete by September 1999.

         Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Company. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $10,000, of which approximately $3,600 has been incurred and expensed through June 30, 1999.

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

         The Company will develop appropriate contingency plans in the event it becomes aware of potential problems resulting from failure of the Company's or of significant third party computer systems on January 1, 2000. The Company has not developed any contingency plans to date. Specific contingency plans will be developed in response to the results of testing, which has been completed, as well as the assessed probability and risk of system or equipment failure. These contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, service companies and purchasers. The Company expects these plans to be complete by September 30, 1999.

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

(a)      Reports on Form 8-K:

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



                                    VISTA ENERGY RESOURCES, INC.



Date: August 10, 1999               By: /s/ C. RANDALL HILL
                                       -----------------------------------------
                                         C. Randall Hill,
                                         Chairman, Chief Executive Officer,
                                         and Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer)

                               INDEX TO EXHIBITS

Exhibit No.                        DESCRIPTION
-----------                        -----------
   27.1                      Financial Data Schedule