Form 10-Q
period 1999-09-30
VISTA ENERGY RESOURCES INC
filed 1999-11-15
CIK 1063564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999
                                              ------------------


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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

                   Class                  Outstanding as of November 1, 1999
       Common stock, $.01 par value                    16,367,328

                          VISTA ENERGY RESOURCES, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                                     INDEX

    PART I.       FINANCIAL INFORMATION                                               Page
                                                                                      ----

    Item 1.       Financial Statements

                  Consolidated Balance Sheets
                  at September 30, 1999 (Unaudited) and December 31, 1998 (Audited)     3

                  Unaudited Consolidated Statement of Operations
                  for the Three and Nine Months Ended September 30, 1999 and 1998       4

                  Unaudited Consolidated Statement of Cash Flows
                  for the Nine Months Ended September 30, 1999 and 1998                 5

                  Notes to Unaudited Consolidated Financial Statements                  6

    Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             13

    PART II.      OTHER INFORMATION                                                     21

    Item 1.       Legal Proceedings

    Item 2.       Changes in Securities

    Item 3.       Defaults Upon Senior Securities

    Item 4.       Submission of Matters to a Vote of Security Holders

    Item 5.       Other Information

    Item 6.       Exhibits and Reports on Form 8-K

                  Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          VISTA ENERGY RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS                               SEPTEMBER 30,    DECEMBER 31,
                                                                            1999             1998
                                                                        ------------     ------------
                                                                         (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                             $     20,623     $         --
  Accounts receivable:
     Oil and gas sales                                                     3,685,493        1,498,727
     Trade                                                                   636,578          900,401
  Other                                                                      273,365          262,218
                                                                        ------------     ------------
         Total current assets                                              4,616,059        2,661,346
PROPERTY AND EQUIPMENT:
  Oil and gas properties, based on successful efforts accounting          92,010,743       86,970,665
  Other                                                                      566,830          529,771
                                                                        ------------     ------------
                                                                          92,577,573       87,500,436
  Less accumulated depreciation, depletion and amortization              (34,462,776)     (30,956,448)
                                                                        ------------     ------------
   Property and equipment, net                                            58,114,797       56,543,988
OTHER ASSETS, NET                                                            901,607          537,983
                                                                        ------------     ------------
         Total Assets                                                   $ 63,362,463     $ 59,743,317
                                                                        ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         4,380,516        2,829,495
  Accrued expenses                                                           462,633          259,117
                                                                        ------------     ------------
         Total current liabilities                                         4,843,149        3,088,612
LONG-TERM DEBT                                                            52,633,740       50,730,894
DEFERRED TAX LIABILITY                                                       431,117          350,000
OTHER LONG-TERM LIABILITIES                                                  205,116          205,116
STOCKHOLDERS' EQUITY:
      Common Stock, par value $.01 per share;
      Authorized - 50,000,000 shares; issued 16,367,328 at September         163,736          163,736
        30, 1999 and December 31, 1998, respectively;                       (212,070)        (212,070)
       Treasury Stock - 6,300 shares
      Additional paid in capital                                          25,071,099       25,071,099
      Retained earnings (deficit)                                        (19,503,424)     (19,654,070)
                                                                        ------------     ------------
         Total stockholders' equity                                        5,519,341        5,368,695
                                                                        ------------     ------------
         Total liabilities and stockholders' equity                     $ 63,632,463     $ 59,743,317
                                                                        ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                            1999             1998             1999             1998
                                                        ------------     ------------     ------------     ------------
                                                         (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES:
   Oil and gas sales                                    $  4,371,641     $  1,927,397     $ 12,856,692     $  5,984,676
                                                        ------------     ------------     ------------     ------------
       Total revenues                                      4,371,641        1,927,397       12,856,692        5,984,676
COSTS AND EXPENSES:
        Lease Operating                                    1,795,863          838,347        4,655,601        2,777,877
        Exploration Costs                                     14,082           25,458           52,850           25,458
        Depreciation, depletion and amortization           1,381,387          267,575        3,593,750        1,229,601
        General and administrative                           512,743          563,976        1,480,879        1,184,641
        Amortization of Unit Option Awards                        --           21,326               --          214,303
                                                        ------------     ------------     ------------     ------------
            Total costs and expenses                       3,704,075        1,716,682        9,783,080        5,431,880
                                                        ------------     ------------     ------------     ------------
            Operating income                                 667,566          210,715        3,073,612          552,796
        Gain (loss) on sale of property                       77,112         (146,464)         147,141         (339,362)
        Interest income                                        3,195               --            8,172               --
        Interest expense                                  (1,012,315)        (356,162)      (3,047,674)      (1,070,123)
        Other income, net                                     37,898           20,616           50,512           60,907
                                                        ------------     ------------     ------------     ------------
NET INCOME (LOSS) BEFORE TAXES                              (226,544)        (271,295)         231,763         (795,782)
         Income tax expense (benefit):
           Current                                                --               --               --               --
            Deferred                                         (79,290)              --           81,117               --
            Pro Forma benefit (provision) for  taxes              --           94,953               --          278,524
                                                        ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                       $   (147,254)    $   (176,342)    $    150,646     $   (517,258)
                                                        ============     ============     ============     ============
Earnings (loss) per share:
       Basic                                            $       (.01)    $       (.01)    $        .01     $       (.05)
                                                        ============     ============     ============     ============
       Diluted                                          $       (.01)    $       (.01)    $        .01     $       (.05)
                                                        ============     ============     ============     ============
Weighted Average Shares Outstanding - Basic               16,348,798       11,903,506       16,324,624       11,903,506
                                                        ============     ============     ============     ============
Weighted Average Shares Outstanding - Diluted             16,348,798       11,903,506       16,324,624       11,903,506
                                                        ============     ============     ============     ============




              The accompanying notes are an integral part of these
                      consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1999             1998
                                                                      ------------     ------------
                                                                       (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)  before pro forma tax expense                     $    150,646     $   (795,782)
  Adjustments to reconcile net income (loss)
   before taxes to cash provided by
   operating activities:
   Depreciation, depletion and amortization                              3,506,328        1,229,601
    Amortization of deferred borrowing costs                                87,422
    Provision for income tax                                                81,117               --
    Amortization of unit option awards                                          --          214,303
    Other assets                                                          (451,046)        (444,426)
    (Gain) Loss  on sale of property                                      (147,141)         339,362
   Changes in working capital
      Decrease (increase) in accounts receivable                        (1,922,943)         253,189
      Decrease (increase) in other current assets                          (11,147)        (373,597)
      Decrease (increase) in accounts payable and accrued expenses       1,754,537           16,875
                                                                      ------------     ------------
      Net cash provided by (used in) operating activities                3,047,773          439,525
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (5,265,215)      (2,427,927)
  Proceeds from sales of property and Equipment                            335,219          544,364
                                                                      ------------     ------------
         Net cash used in investing activities                          (4,929,996)      (1,883,563)
                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of borrowings                                                 (1,017,154)              --
  Proceeds from issuance of debt                                         2,920,000        1,000,000
                                                                      ------------     ------------
         Net cash provided by financing activities                       1,902,846        1,000,000
                                                                      ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               20,623         (444,038)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                           --          527,129
                                                                      ------------     ------------
  End of period                                                       $     20,623     $     83,091
                                                                      ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         In management's opinion, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and related results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows as September 30, 1999 and 1998, respectively, of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in preparation of the consolidated financial statements.

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

3. SIGNIFICANT ACQUISITIONS OF OIL AND GAS PROPERTIES AND OTHER ASSETS:

1999 Acquisitions

         The Company made no material asset acquisitions during the first nine months of 1999.

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

The allocation of the purchase price for the assets acquired and liabilities assumed was as follows:

         Working capital                  $     (895,132)
         Oil and gas properties           $   37,296,391
         Debt assumed                     $  (10,445,394)
         Deferred income taxes            $   (6,910,351)
                                          --------------
                  Purchase Price          $   19,045,514
                                          ==============

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

Pro Forma Condensed Statements of Operations

         The following unaudited Pro Forma Condensed Combined Statements of Operations for the nine months ended September 30, 1998 give effect to the 1998 Acquisitions as if the acquisitions had been consummated at January 1, 1998. The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated at the dates indicated, nor are they necessarily indicative of future operating results.

           Pro Forma Condensed Consolidated Statements of Operations
                                  (unaudited)

                                 For the nine months ended September 30,
                                 ---------------------------------------
                                                  1998
                                              -------------
Total revenues                                $  13,349,358
Net income (loss)                                (1,111,429)
Basic Net income (loss)                                (.07)
Diluted Earnings per share                             (.07)

4.  LONG-TERM DEBT:

         As of September 30, 1999, $52.6 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base which is redetermined on a semi-annual basis. The borrowing base at September 30, 1999, was $55 million. The next scheduled borrowing base redetermination is scheduled for February 28, 2000. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve-month interest periods. At September 30, 1999, the effective interest rate on the amount outstanding was 7.59 percent.

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

         The Company and its subsidiaries are, from time to time, involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business.

6. EARNINGS PER SHARE:

         Effective December 31, 1997, the Company adopted the provisions of SFAS 128, "Earnings Per Share", which prescribes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion 15, "Earnings Per Share."

         The computation of basic and diluted earnings (loss) per share were identical for the nine months ended September 30, 1999, and for the years ended December 31, 1998 and 1997 due to the following:

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

7. PRICE RISK MANAGEMENT:

Commodity Price Hedging Instruments

         The Company periodically uses derivative financial instruments to manage crude oil and natural gas price risk. These instruments qualify as hedges under generally accepted accounting principles and are properly recorded as adjustments to oil and gas sales in the consolidated statements of operations. In order to qualify for hedge accounting, each financial instrument must be initially designated as a hedge, must appropriately reduce the price risk and must have correlation to the commodity being hedged. If an instrument does not qualify as a hedge, then it is accounted for as a speculative transaction. It is the Company's policy not to engage in speculative transactions of this nature. The Company's realized gains and losses attributable to its price risk management activities was ($1.4) million for the first nine months of 1999 as compared to ($.5) million for the same period in 1998.

         Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at September 30, 1999 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil):

    TRADE DATE        TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE     CALL CEILING PRICE            TERM
    ----------        ----------------       --------------       ---------------     ------------------     -----------------
     12-11-98               Swap                 40,000             $14.20 Bbl            $14.20 Bbl         8-1-99 to 6-30-00
     04-19-99              Collar                20,000             $15.00 Bbl            $17.00 Bbl         1-1-00 to 6-30-00
     04-19-99              Collar                40,000             $15.00 Bbl            $16.85 Bbl         7-1-00 to 12-31-00

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at September 30, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):

    TRADE DATE         TYPE TRANSACTION       MONTHLY VOLUME       PUT FLOOR PRICE      CALL CEILING PRICE           TERM
    ----------         ----------------       --------------       ---------------      ------------------    ------------------
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

8. SUBSEQUENT EVENT:

         On October 8, 1999, the Company and Prize Energy Corp., a Delaware corporation ("Prize"), entered into a definitive agreement to merge the two companies. The transaction will create a mid-size independent oil and gas company with assets valued in excess of $450 million. The combined company's focused growth strategy is concentrated on the acquisition and exploitation of oil and gas properties in its core operating areas of the Permian Basin of West Texas and Southeastern New Mexico, onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Western Oklahoma and the Texas panhandle.

         Under the terms and conditions of the Agreement and Plan of Merger between the Company and Prize, Prize would become a wholly-owned subsidiary of the Company in exchange for 58.2 million shares of common stock of the Company (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split) and 27.7 million shares of to be created Series A 6% Convertible Preferred Stock of the Company (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split). The Company's outstanding warrants will remain outstanding in accordance with their terms. The transaction is to be structured as a reorganization for tax purposes and will result in the current holders of common stock of the Company owning approximately 16% of the outstanding common stock of the combined company and the holders of common stock and preferred stock of Prize collectively owning (on a fully converted basis) approximately 84% of the outstanding common stock of the combined company upon completion of the merger.

         The combined company will be headquartered in the Dallas, Texas area with operating offices in Midland and Victoria, Texas and Elmore City, Oklahoma. The combined company will have a capital structure consisting of approximately 74.6 million shares of common stock outstanding (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split), approximately $30 million of convertible preferred securities and approximately $195 million of net long-term debt.

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

FINANCIAL PERFORMANCE

          The Company reported a net income or (loss) of ($.1) million ($ .01 per share) and $.2 million ($ .01 per share) for the three and nine months ended September 30, 1999, respectively, as compared to a net loss of ($ .2) million ($ .01 per share) and ($ .5) million ($ .05 per share) for the same periods in 1998. As discussed more fully in "Results of Operations" below, the Company's financial performance for the three months ended September 30, 1999, was negatively impacted by the following items: (i) increase in gross production costs due to the addition of properties acquired in the 1998 Acquisitions (hereinafter defined); and (ii) an increase in interest expense as a result of the additional indebtedness incurred in respect of the 1998 Acquisitions.

         Net cash provided by operating activities was $ 3.0 million during nine months ended September 30, 1999, as compared to net cash provided by operating activities of $ .4 million for the same period in 1998. This increase was primarily attributable to increases in production from the properties acquired in the 1998 Acquisitions and production increases from the Company's success in its 1998 and 1999 drilling and recompletion program offset by increased gross production costs and interest expense as a result of the additional properties acquired and indebtedness incurred in respect of the 1998 Acquisitions.

         The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 1999, was $58.1 million, consisting of total long-term debt of $52.6 million and owners' equity of $5.5 million. Debt as a percentage of total book capitalization was 90 percent at September 30, 1999, which was essentially the same as at December 31, 1998.

DRILLING RESULTS

         During the first nine months of 1999, the Company has continued its emphasis on development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. During the first nine months of 1999, the Company participated in the drilling and completion of 11 gross development wells and four gross exploration wells. None of these wells were in progress at December 31, 1998. Of the 15 wells drilled during the nine months ended September 30, 1999, 13 were completed successfully which resulted in a 87 percent success rate. In addition to the wells completed in the first nine months of 1999, the Company had four wells in progress at September 30, 1999.

ACQUISITION ACTIVITIES

         1999 Acquisitions - Although various acquisition candidates were evaluated during the first nine months of 1999, no material asset acquisitions were made during such time period.

         On October 8, 1999, the Company and Prize Energy Corp., a Delaware corporation ("Prize"), entered into a definitive agreement to merge the two companies. The transaction will create a mid-size independent oil and gas company with assets valued in excess of $450 million. The combined company's focused growth strategy is concentrated on the acquisition and exploitation of oil and gas properties in its core operating areas of the Permian Basin of West Texas and Southeastern New Mexico, onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Western Oklahoma and the Texas panhandle.

         Under the terms and conditions of the Agreement and Plan of Merger between the Company and Prize, Prize would become a wholly-owned subsidiary of the Company in exchange for 58.2 million shares of common stock of the Company (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split) and 27.7 million shares of to be created Series A 6% Convertible Preferred Stock of the Company (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split). The Company's outstanding warrants will remain outstanding in accordance with their terms. The transaction is to be structured as a reorganization for tax purposes and will result in the current holders of common stock of the Company owning approximately 16% of the outstanding common stock of the combined company and the holders of common stock and preferred stock of Prize collectively owning (on a fully converted basis) approximately 84% of the outstanding common stock of the combined company upon completion of the merger.

         The combined company will be headquartered in the Dallas, Texas area with operating offices in Midland and Victoria, Texas and Elmore City, Oklahoma. The combined company will have a capital structure consisting of approximately 74.6 million shares of common stock outstanding (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split), approximately $30 million of convertible preferred securities and approximately $195 million of net long-term debt. (See Part II, Item 5 "Other Information").

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

RESULTS OF OPERATIONS

         Oil and Gas Production.

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Revenues                                     $  4,371,641    $  1,927,397    $ 12,856,692    $  5,984,676
Costs and expenses:
  Production costs                              1,795,863         838,347       4,655,601       2,777,877
  Depletion                                     1,381,387         267,575       3,593,750       1,229,601
  Exploration costs                                14,082          25,458          52,850          25,458
                                             ------------    ------------    ------------    ------------
    Total costs and expenses                    3,191,332       1,131,380       8,302,201       4,032,936
                                             ------------    ------------    ------------    ------------
  Operating profit (excluding general and
     administrative expenses and
     income taxes)                           $  1,180,309    $    796,017    $  4,554,491    $  1,951,740
                                             ============    ============    ============    ============

Production:
  Oil (Bbls)                                      237,093         106,461         687,731         342,234
  Gas (Mcf)                                       737,625         223,356       2,243,836         701,346
    Total (BOE)                                   360,031         143,687       1,061,704         459,125
Average Daily Production:
  Oil (Bbls)                                        2,577           1,157           2,519           1,254
  Gas (Mcf)                                         8,018           2,427           8,219           2,569
                                             ------------    ------------    ------------    ------------
    Total (BOE)                                     3,913           1,562           3,889           1,682
Average Oil Price (Per Bbl)                  $      13.43    $      11.50    $      12.84    $      13.50
Average Gas Price (Per Mcf)                  $       1.61    $       1.79    $       1.80    $       1.94
Costs (Per BOE):
  Lease operating expense                    $       4.10    $       4.86    $       3.66    $       5.03
  Production taxes                           $        .89    $        .98    $        .73    $       1.02
                                             ------------    ------------    ------------    ------------
    Total production costs                   $       4.99    $       5.84    $       4.39    $       6.05
  Depletion                                  $       3.84    $       1.86    $       3.38    $       2.68


         Oil and Gas Revenues. Revenues from oil and gas operations totaled $4.3 million and $12.9 million for the three and nine months ended September 30, 1999, compared to $2.0 and $6.0 million for the same periods in 1998, representing an increase of 115 percent and 115 percent, respectively. The increase is primarily attributable to the 1998 Acquisitions and increases in production due to the Company's successful exploitation activities in 1998 and 1999, offset by decreased average prices being received for the nine month period for both oil and gas production (as a result of the oil and gas price hedges the Company had in place during the first nine months of 1999). The average oil prices received (inclusive of hedging activities) for the three and nine months ended September 30, 1999, was $13.43 and $12.84, respectively, compared to $11.50 and $13.50 for the three and nine months ended September 30, 1998, while the average gas price received (inclusive of hedging activities) was $1.61 and $1.80 for the three and nine months ended September 30, 1999, respectively, compared to $1.79 and $1.94 for the same periods in 1998.

         Average daily oil production increased 123 percent and 101 percent to 2,577 Bbls and 2,519 Bbls for the three and nine months of 1999 from 1,157 Bbls and 1,254 Bbls for the same period of 1998; and average daily gas production increased 231 percent and 220 percent to 8,018 Mcf and 8,219 Mcf from 2,427 Mcf and 2,569 Mcf for the same period.

         Hedging Activities. The oil and gas prices that the Company reports is based on the actual prices received for the commodities adjusted for the results of any of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (i.e., swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells; (ii) support the Company's annual capital budgeting and expenditure plans; and (iii) lock in prices to protect the economics related to certain capital projects. Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at September 30, 1999 (monthly volumes are expressed in Bbls and all prices are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil):


                                                                                                                   UNREALIZED
                                                                                                                      GAIN
                                                                                                                    (LOSS) AT
    TRADE DATE     TYPE TRANSACTION     MONTHLY VOLUME  PUT FLOOR PRICE  CALL CEILING PRICE           TERM       SEPTEMBER 30,1999
    ----------     ----------------     --------------  ---------------  ------------------    ----------------- -----------------
     12-11-98             Swap              40,000        $14.20 Bbl        $14.20 Bbl         8-1-99 to 6-30-00     2,890,724
     04-19-99             Swap              20,000        $15.00 Bbl        $17.00 Bbl         1-1-00 to 6-30-00       566,380
     04-19-99            Collar             40,000        $15.00 Bbl        $16.85 Bbl         7-1-00 to 12-31-00      735,433

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at September 30, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):

                                                                                                                     UNREALIZED
                                                                                                                       GAIN
                                                                                                                     (LOSS) AT
    TRADE DATE     TYPE TRANSACTION     MONTHLY VOLUME  PUT FLOOR PRICE  CALL CEILING PRICE           TERM       SEPTEMBER 30, 1999
    ----------     ----------------     --------------  ---------------  ------------------    ----------------- ------------------
     08-20-98           Collar              40,000         $2.25 Mcf         $2.42 Mcf         1-1-99 to 12-31-99       37,620
     11-12-98           Collar              50,000         $2.25 Mcf         $2.51 Mcf         1-1-99 to 12-31-99       42,830
     08-20-98           Collar              40,000         $2.17 Mcf         $2.55 Mcf         1-1-99 to 12-31-99       39,011
     12-28-98            Swap               50,000         $2.01 Mcf         $2.01 Mcf         1-1-99 to 12-31-99       91,400
     01-12-98            Swap              120,000         $2.12 Mcf         $2.12 Mcf         1-1-00 to 12-31-00      796,000
     02-08-99            Swap              120,000         $2.35 Mcf         $2.35 Mcf         1-1-01 to 12-31-01      328,480


         The Company also hedges from time to time the basis for its natural gas production which depends upon the location of its gas production. Such basis hedges are immaterial to the financial performance of the Company.

         Production Costs. Total production costs (inclusive of all lease operating expenses and production taxes) per BOE decreased 15 percent and 28 percent to $4.99 and $4.39 during the three and nine months ended September 30, 1999, respectively, as compared to production costs per BOE of $5.84 and $6.05 during the same period of 1998. These reductions are primarily due to the Company's continued and concentrated efforts to evaluate and reduce all operating costs and the addition of higher margin properties acquired by the Company in the 1998 Acquisitions.

         Exploration Costs. Exploration costs (which includes abandonments, dry hole costs, and geological and geophysical costs) were $14,082 and $52,850 during the three and nine months of 1999 as compared to $25,458 and $25,458 for the same periods in 1998 because the Company incurred certain geological and geophysical costs during the first nine months of 1999.

         General and Administrative Expense. General and administrative expense was $.5 million and $1.5 million for the three and nine months ended September 30, 1999, as compared to $.6 million and $1.2 million for the same period ended September 30, 1998, representing a decrease of 16 percent and an increase of 25 percent for the same periods, respectively. Such increase was primarily due to the costs associated with the hiring of additional employees in late 1998 and early 1999 as the Company's business has grown and due to the Company becoming a publicly traded company in late 1998. However, on a BOE basis, the Company's general and administrative expense was $1.43 and $1.40 per BOE for the three and nine months ended September 30, 1998, compared to $3.93 and $2.58 per BOE for the three and nine months ended September 30, 1999.

         Interest Expense. Interest expense was $1.0 million and $3.0 million and $.4 million and $1.1 million for the three and nine months ended September 30, 1999 and 1998, respectively. This increase is primarily due to additional borrowings made in connection with the 1998 Acquisitions.

         Depletion, Depreciation and Amortization Expense. Depletion expense per BOE increased to $3.84 and $3.38 during the three and nine months ended September 30, 1999, as compared to $1.86 and $2.68 during the same period in 1998. The increase in depletion expense per BOE is primarily related to the additional properties acquired in the 1998 Acquisitions.

CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

         Capital Commitments. The Company's primary needs for cash are for acquisitions, development and exploration of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations. The Company's cash expenditures during the first nine months of 1999 for additions to oil and gas properties totaled $ 5.3 million. This amount includes $ 1.0 million for the acquisition of properties and $ 4.3 million for development and exploratory drilling.

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

Financing Activities.

         As of September 30, 1999, $52.6 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base which is redetermined on a semi-annual basis. The borrowing base at September 30, 1999, was $55 million. The next scheduled borrowing base redetermination is scheduled for February 28, 2000. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

         The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve-month interest periods. At September 30, 1999, the effective interest rate on the amount outstanding was 7.59 percent.

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

         Liquidity. At September 30, 1999, the Company had cash of $.02 million on hand compared to $0 at December 31, 1998. The Company's ratio of current assets (excluding borrowing base availability which is included, however, for covenant purposes under the terms of the Company's Credit Facility) to current liabilities was .95:1 at September 30, 1999 and .86:1 at December 31, 1998.

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

         Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Company. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $10,000, of which approximately $3,600 has been incurred and expensed through September 30, 1999.

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

         The Company has developed appropriate contingency plans in the event it becomes aware of potential problems resulting from failure of the Company's or of significant third party computer systems on January 1, 2000. These contingency plans include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, service companies and purchasers.

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

         None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

    ITEM 5.       OTHER INFORMATION

         On October 8, 1999, the Company and Prize Energy Corp., a Delaware corporation ("Prize"), entered into a definitive agreement to merge the two companies. The transaction will create a mid-size independent oil and gas company with assets valued in excess of $450 million. The combined company's focused growth strategy is concentrated on the acquisition and exploitation of oil and gas properties in its core operating areas of the Permian Basin of West Texas and Southeastern New Mexico, onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Western Oklahoma and the Texas panhandle.

         Under the terms and conditions of the Agreement and Plan of Merger between the Company and Prize, Prize would become a wholly-owned subsidiary of the Company in exchange for 58.2 million shares of common stock of the Company (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split) and 27.7 million shares of to be created Series A 6% Convertible Preferred Stock of the Company (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split). The Company's outstanding warrants will remain outstanding in accordance with their terms. The transaction is to be structured as a reorganization for tax purposes and will result in the current holders of common stock of the Company owning approximately 16% of the outstanding common stock of the combined company and the holders of common stock and preferred stock of Prize collectively owning (on a fully converted basis) approximately 84% of the outstanding common stock of the combined company upon completion of the merger.

         Dain Rauscher Wessels is serving as the financial advisor to the Special Committee of the Company's board of directors and has rendered its opinion to the Company's board of directors with respect to the fairness, from a financial point of view, of the merger consideration to be issued by the Company. The Company's and Prize's respective boards of directors unanimously approved the proposed merger. Also, the merger is subject to approval by a majority vote of the outstanding shares of both companies as well as other customary closing conditions. The Company intends to file a registration statement covering the securities to be issued in the merger with the Securities and Exchange Commission as soon as practicable. After such registration statement is declared effective, a prospectus, which will also serve as the proxy statement in connection with the merger, will be distributed to the stockholders of the Company and Prize. The offering of securities pursuant to the proposed merger will be made only by means of such prospectus/proxy statement. Completion of the merger is anticipated to occur in the fourth quarter of 1999. The combined company is expected to be called Prize Energy Corp. and is expected to trade on the American Stock Exchange under the ticker symbol of PRZ.

         The combined company will be headquartered in the Dallas, Texas area with operating offices in Midland and Victoria, Texas and Elmore City, Oklahoma. The combined company will have a capital structure consisting of approximately 74.6 million shares of common stock outstanding (with such number of shares being subject to adjustment in order to reflect a proposed reverse stock split), approximately $30 million of convertible preferred securities and approximately $195 million of net long-term debt.

         The executive management team of Prize will serve as the executive management team of the combined company. Philip B. Smith will be Chairman and Chief Executive Officer and Lon C. Kile will be President and Chief Operating Officer of the combined company.

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      *2.1     Agreement and Plan of Merger dated as of October 8,
                  1999, among Vista Energy Resources, Inc., PEC Acquisition
                  Corp. and Prize Energy Corp.

         10.1 Vista Energy Resources, Inc. Severance Benefit Plan, Effective October 8, 1999

         10.2 Consulting and Termination Agreement dated as of October 8, 1999, by and among Prize Energy Corp., Vista Energy Resources, Inc. and C. Randall Hill

         10.3 Consulting and Termination Agreement dated as of October 8, 1999, by and among Prize Energy Corp., Vista Energy Resources, Inc. and Steven D. Gray

         10.4 Consulting and Termination Agreement dated as of October 8, 1999, by and among Prize Energy Corp., Vista Energy Resources, Inc. and R. Cory Richards

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated October 15, 1999 regarding its proposed merger with Prize Energy Corp.

------------------------

* Included in the Registrant's Current Report on Form 8-K dated October 15, 1999 regarding its proposed merger with Prize Energy Corp. and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VISTA ENERGY RESOURCES, INC.



    Date: November 15, 1999         By: /s/ C. RANDALL HILL
                                       ----------------------------------
                                       C. Randall Hill,
                                       Chairman, Chief Executive Officer,
                                       and Chief Financial Officer
                                       (Principal Accounting Officer and
                                       Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

         *2.1     Agreement and Plan of Merger dated as of October 8,
                  1999, among Vista Energy Resources, Inc., PEC Acquisition
                  Corp. and Prize Energy Corp.

         10.1     Vista Energy Resources, Inc. Severance Benefit Plan,
                  Effective October 8, 1999

         10.2     Consulting and Termination Agreement dated as of October 8,
                  1999, by and among Prize Energy Corp., Vista Energy
                  Resources, Inc. and C. Randall Hill

         10.3     Consulting and Termination Agreement dated as of October 8,
                  1999, by and among Prize Energy Corp., Vista Energy
                  Resources, Inc. and Steven D. Gray

         10.4     Consulting and Termination Agreement dated as of October 8,
                  1999, by and among Prize Energy Corp., Vista Energy
                  Resources, Inc. and R. Cory Richards

         27.1     Financial Data Schedule