Form 10-Q/A
period 1999-09-30
VISTA ENERGY RESOURCES INC
filed 1999-11-19
CIK 1063564

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

     The purpose of this filing is to amend Vista Energy Resources, Inc.'s (the "Company") Form 10-Q for the quarterly period ended September 30, 1999 that was filed on November 15, 1999 by amending and restating Item 1 and Item 2. While
Item 1 has been amended and restated in its entirety, the purpose of such amendment is to correctly state the number of shares of the Company's common stock issued at December 31, 1998, as shown in the Company's balance sheets at September 30, 1999 and December 31, 1998. While Item 2 has been amended and restated in its entirety, the purpose of such amendment is to correctly reflect the Company's unrealized losses resulting from hedging activities at September 30, 1999 as shown in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Hedging Activities." However, none of the Company's above amendments and restatements changed in any respect the Company's results of operations for the quarter ended September 30, 1999. However, potential gains or losses due to the Company's hedging activities could impact the Company's results of operations in future periods.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          VISTA ENERGY RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS                               SEPTEMBER 30,    DECEMBER 31,
                                                                            1999             1998
                                                                        ------------     ------------
                                                                         (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                             $     20,623     $         --
  Accounts receivable:
     Oil and gas sales                                                     3,685,493        1,498,727
     Trade                                                                   636,578          900,401
  Other                                                                      273,365          262,218
                                                                        ------------     ------------
         Total current assets                                              4,616,059        2,661,346
PROPERTY AND EQUIPMENT:
  Oil and gas properties, based on successful efforts accounting          92,010,743       86,970,665
  Other                                                                      566,830          529,771
                                                                        ------------     ------------
                                                                          92,577,573       87,500,436
  Less accumulated depreciation, depletion and amortization              (34,462,776)     (30,956,448)
                                                                        ------------     ------------
   Property and equipment, net                                            58,114,797       56,543,988
OTHER ASSETS, NET                                                            901,607          537,983
                                                                        ------------     ------------
         Total Assets                                                   $ 63,362,463     $ 59,743,317
                                                                        ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         4,380,516        2,829,495
  Accrued expenses                                                           462,633          259,117
                                                                        ------------     ------------
         Total current liabilities                                         4,843,149        3,088,612
LONG-TERM DEBT                                                            52,633,740       50,730,894
DEFERRED TAX LIABILITY                                                       431,117          350,000
OTHER LONG-TERM LIABILITIES                                                  205,116          205,116
STOCKHOLDERS' EQUITY:
      Common Stock, par value $.01 per share;
      Authorized - 50,000,000 shares; issued 16,373,628 at September
        30, 1999 and at December 31, 1998;                                   163,736          163,736
       Treasury Stock - 61,292 shares                                       (212,070)        (212,070)
      Additional paid in capital                                          25,071,099       25,071,099
      Retained earnings (deficit)                                        (19,503,424)     (19,654,070)
                                                                        ------------     ------------
         Total stockholders' equity                                        5,519,341        5,368,695
                                                                        ------------     ------------
         Total liabilities and stockholders' equity                     $ 63,632,463     $ 59,743,317
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


                                                                                                                   UNREALIZED
                                                                                                                      GAIN
                                                                                                                    (LOSS) AT
    TRADE DATE     TYPE TRANSACTION     MONTHLY VOLUME  PUT FLOOR PRICE  CALL CEILING PRICE           TERM       SEPTEMBER 30,1999
    ----------     ----------------     --------------  ---------------  ------------------    ----------------- -----------------
     12-11-98             Swap              40,000        $14.20 Bbl        $14.20 Bbl         8-1-99 to 6-30-00    (2,890,724)
     04-19-99             Swap              20,000        $15.00 Bbl        $17.00 Bbl         1-1-00 to 6-30-00      (566,380)
     04-19-99            Collar             40,000        $15.00 Bbl        $16.85 Bbl         7-1-00 to 12-31-00     (735,433)

         Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at September 30, 1999 (monthly volumes are expressed in MMBtus and prices are expressed in the monthly NYMEX (Henry Hub) closing price for natural gas):

                                                                                                                     UNREALIZED
                                                                                                                       GAIN
                                                                                                                     (LOSS) AT
    TRADE DATE     TYPE TRANSACTION     MONTHLY VOLUME  PUT FLOOR PRICE  CALL CEILING PRICE           TERM       SEPTEMBER 30, 1999
    ----------     ----------------     --------------  ---------------  ------------------    ----------------- ------------------
     08-20-98           Collar              40,000         $2.25 Mcf         $2.42 Mcf         1-1-99 to 12-31-99      (37,620)
     11-12-98           Collar              50,000         $2.25 Mcf         $2.51 Mcf         1-1-99 to 12-31-99      (42,830)
     08-20-98           Collar              40,000         $2.17 Mcf         $2.55 Mcf         1-1-99 to 12-31-99      (39,011)
     12-28-98            Swap               50,000         $2.01 Mcf         $2.01 Mcf         1-1-99 to 12-31-99      (91,400)
     01-12-98            Swap              120,000         $2.12 Mcf         $2.12 Mcf         1-1-00 to 12-31-00     (796,000)
     02-08-99            Swap              120,000         $2.35 Mcf         $2.35 Mcf         1-1-01 to 12-31-01     (328,480)


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



                                    VISTA ENERGY RESOURCES, INC.



    Date: November 18, 1999         By: /s/ C. RANDALL HILL
                                       ----------------------------------
                                       C. Randall Hill,
                                       Chairman, Chief Executive Officer,
                                       and Chief Financial Officer
                                       (Principal Accounting Officer and
                                       Duly Authorized Officer)