Form 10-K405
period 1999-12-31
PRIZE ENERGY CORP
filed 2000-03-30
CIK 1063564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                        Commission file number 001-14575
                               PRIZE ENERGY CORP.

          Delaware                                           75-2766114
   (State of Incorporation)                                (Tax ID Number)

                              3500 William D. Tate
                                    Suite 200
                               Grapevine, TX 76051
                                  817-424-0400

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class:               Name of each exchange on which registered:
     Common Stock, $.01 Par Value                     American Stock Exchange
Common Stock Warrants at $28.00 Per Share            American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 2000, 10,629,488 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $19.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of
      Stockholders to be held May 25, 2000, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I
   Item 1.  Business                                                              6
   Item 2.  Properties                                                           13
   Item 3.  Legal Proceedings                                                    19
   Item 4.  Submission of Matters to a Vote of Security Holders                  19
   Item 4A. Executive Officers of the Registrant                                 19

PART II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters                                                              21
   Item 6.  Selected Financial Data                                              22
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations of Prize                                       24
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations of Vista                                       33
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk           41
   Item 8.  Financial Statements and Supplementary Data                          45
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                104

PART III
   Item 10. Directors and Executive Officers of the Registrant                  105
   Item 11. Executive Compensation                                              105
   Item 12. Security Ownership of Certain Beneficial Owners and Management      105
   Item 13. Certain Relationships and Related Transactions                      105

PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    105

FORWARD-LOOKING STATEMENTS

Certain information included in this Form 10-K and other materials filed by the Company with the SEC contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, including the amount and nature thereof, drilling of wells, reserve estimates, including estimates of future net revenues associated with such reserves and the present value of such future net revenues, future production of oil and natural gas, future sales prices for oil and gas production, business strategies, expansion and acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially are described, among other places, in the Marketing, Competition, and Government Regulation sections in this Form 10-K and under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations of Prize" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Vista". Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards inherent to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

COMMONLY USED OIL & GAS TERMS

The following list contains abbreviations and definitions of terms commonly used in the oil and gas industry and this document.

         "Bbl" means a barrel of 42 U.S. gallons of oil or natural gas liquids.

         "Bcf" means billion cubic feet of natural gas.

         "Bcfe" means billion cubic feet of natural gas equivalent, which is determined using the ratio of one Bbl of oil, condensate or natural gas liquids to six Mcf of natural gas.

         "BOE" means barrels of oil equivalent. BOEs are determined using the ratio of six Mcf of natural gas to one Bbl of oil.

         "BOPD" means barrels of oil per day.

         "Development Well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon know to be productive.

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

         "MBbl" means thousand barrels of oil.

         "MBOE" means thousand barrels of oil equivalent.

         "Mcf" means thousand cubic feet of natural gas.

         "Mcfd" means thousand cubic feet of natural gas per day.

         "MMcfd" means million cubic feet of natural gas per day.

         "MMcf" means million cubic feet of natural gas.

         "MMBbl" means million barrels of oil.

         "MMBOE" means million barrels of oil equivalent.

         "MMBtu" means one million British Termal Units. British Thermal Units means that quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

         "Net" when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

         "NGL" means natural gas liquid.

         "Operator" means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

         "NPV-10" when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, except to the extent a contract specifically provides otherwise, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10 percent.

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

ITEM 1. BUSINESS

GENERAL

Prize Energy Corp., including its subsidiaries ("Prize" or the "Company"), is a mid-size public independent oil and gas company engaged primarily in the acquisition, enhancement, and exploitation of producing oil and gas properties. Prize began operations in January 1999 as a privately-held company. On February 8, 2000, the Company completed its acquisition of Vista Energy Resources, Inc. ("Vista") through a reverse merger and became a publicly traded company on the American Stock Exchange under the symbol "PRZ". Consequently, the description of Prize's business and oil and gas properties will be based upon the combined companies, as if the merger had already taken place.

Prize currently owns oil and gas properties in three core operating areas which are principally located in the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana, and the Mid-Continent area of Western Oklahoma and the Texas Panhandle. Over 90% of Prize's oil and gas property base is located in Texas. (A detailed description of the significant properties can be found under "Item 2. Properties".)

Listed below is a brief summary of Prize's total proved oil and gas reserve base at December 31, 1999.

Total Proved Reserves:           279 billion cubic feet of natural gas and
                                 49.6 million barrels of crude oil and liquids
                                                 or
                                 96 million barrels of oil equivalent or
                                 576 billion cubic feet of natural gas equivalent

Balanced Reserve Mix:            52% crude oil and liquids
                                 48% natural gas

Proved Reserve Value NPV-10 (1): $580 million

Reserve to Production Ratio:     13 years

(1) The present value of pre-tax future net revenues discounted at 10% per annum assuming unescalated prices of $23.99 per Bbl of oil, $17.05 per Bbl of NGL and $2.11 per Mcf of natural gas. These prices equate to December 31, 1999, NYMEX prices of $25.60 per Bbl for West Texas Intermediate crude oil and a composite of $2.30 per MMBtu of natural gas.

The principal and administrative offices of Prize are located at 3500 William D. Tate Ave., Suite 200, Grapevine, TX 76051 (telephone (817) 424-0400).

BUSINESS STRATEGY

Prize's primary objective is to increase asset value on a per share basis by increasing oil and gas reserves, production, cash flow and net income through the acquisition, enhancement, and exploitation of producing oil and gas properties, and by maintaining a low operating and corporate cost structure. Prize's management seeks to purchase oil and gas properties which will be operated by Prize, which have sufficient production history to allow Prize to accurately assess future performance, and which Prize may be able to enhance by implementing operational improvements. Prize believes it will be successful in implementing its strategy and achieving its objectives as a result of the following factors.

Focus on Acquisition of Producing Properties. Management emphasizes acquiring producing reserves with a long production history which generally is more than five years in order to reduce the risks inherent in estimating the remaining oil and gas reserves and the future production profile. The emphasis on property acquisitions reflects the belief that continuing consolidation and restructuring activities on the part of major integrated and large independent oil companies should afford attractive opportunities to purchase domestic producing properties.

Aggressive Value Enhancement and Exploitation. Prize undertakes an operational study of acquired properties in order to identify value enhancements. In many cases, cost saving measures or production improvements are rapidly implemented which increase cash flow and, in some cases, add incremental reserves. Other activities include identifying development drilling, recompletion or workover opportunities which can be performed to add incremental production or extend the life of an existing well. Prize implements its development drilling activities through ongoing geological analysis of producing properties that have developmental drilling potential. Prize emphasizes the acquisition of operated properties in order to have greater control over the implementation of value-enhancing activities. Prize has an extensive inventory of exploitation and development opportunities.

Geographic Concentration. Prize focuses its acquisition program on the Permian Basin region of West Texas and Southeastern New Mexico, the onshore Gulf Coast region of Texas and Louisiana, and the Mid-Continent region of Western Oklahoma and the Texas Panhandle, where management is best able to exploit its expertise and experience obtained through operating properties in these regions. Management believes its understanding of the reservoir and production characteristics of oil and gas properties in these regions allows it to identify acquisitions with an attractive risk/reward profile. Virtually all of the properties of Prize are located in these geographic regions.

Low Cost Operating Strategy. Prize pursues a low cost operating strategy and believes that it maintains a lower overhead than many similarly-sized, publicly-held independent oil and gas operators. In addition, it targets acquisition candidates which are located in its core areas and can provide opportunities for cost efficiencies through consolidation with other operations. Prize intends to enhance production through recompletion and low risk development drilling activities. Prize believes that these activities will reduce operating costs on a per BOE basis.

Active Risk Management. Prize seeks to reduce further the oil and gas reserve, price and financial risks to which it is exposed by:

     o diversifying its property holdings and avoiding concentrating a large value in any single property;

     o   periodically using commodity price hedging strategies;

     o   maintaining what Prize believes to be a prudent level of indebtedness;
         and

     o   using interest rate swaps and other financial strategies.

Experienced Management and Employees. All of the members of the Prize management, technical staff, and field operations groups have been part of successfully implementing the acquisition and exploitation strategy at other companies. The average amount of time of employment in the oil and gas industry by the Prize management and technical staff is 19 years.

Financial Flexibility. Prize is committed to maintaining financial flexibility, which management believes is important for the successful execution of its strategy. Management expects to keep debt at levels reasonable for its peer group, and will finance future capital expenditures from cash flow, except for major property acquisitions, which will be financed in the most efficient way at the time. As a result of Prize's growth strategy of acquisition, enhancement and exploitation, debt levels will vary from time to time. Over the long-term, Prize believes that an appropriate debt level would be no more than 50% of oil and gas reserve value.

RECENT DEVELOPMENTS

On February 8, 2000, Prize completed the reverse merger with Vista. Vista's properties are primarily located in the Company's core operating area of the Permian Basin of West Texas. The combination of Vista with Prize expanded Prize's reserves approximately 20 MMBOE, or 27%, and added to the Company's exploitation inventory. The Vista transaction is accounted for under the "purchase" method of accounting. Under the purchase method of accounting, Prize is the acquirer of Vista.

On March 28, 2000, Prize entered into an agreement with Pioneer Natural Resources to acquire 1,380,446 shares of Prize common stock for approximately$18.6 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. Subsequently, Pioneer will own approximately 2.6 million shares of common stock. The transaction is effective March 31, 2000 and is to be funded through the Company's current bank credit facility.

ACQUISITION ACTIVITIES

During its brief period of existence, the Company has allocated a substantial portion of its capital expenditures to the acquisition of producing oil and gas properties. The Company's continuing emphasis on reserve additions through producing property acquisitions reflects its belief that consolidation and restructuring activities on the part of major integrated and larger independent oil and gas companies has afforded and should continue to afford in the future, attractive opportunities to purchase domestic producing properties.

The following is a brief discussion of the significant activities in 1999:

Pioneer Natural Resources. On May 17, 1999, the Company entered into a purchase and sale agreement with Pioneer Natural Resources to acquire over 400 domestic onshore oil and gas properties for $215 million in cash and the issuance of $30 million of convertible preferred stock. The transaction closed on June 29,1999, with an effective date of July 1, 1999. Funds for this acquisition were provided through a combination of equity and advances on the Company's revolving credit facility.

Sale of Fee Minerals. On August 16, 1999, the Company completed the sale of its non-strategic producing mineral and mineral fee acreage to Black Stone Mineral Company, L.P. for $32 million effective July 1, 1999. Proceeds from the sale were used to pay down debt under the Company's revolving credit facility.

Vista Energy Resources Inc. On October 8, 1999, Prize and Vista entered into an Agreement and Plan of Merger (the "Prize Merger Agreement"). Under the terms and conditions of the Prize Merger Agreement, Prize became a wholly-owned subsidiary of Vista and stockholders of Prize received 58.2 million shares of common stock of Vista, with the number of shares being subject to adjustment in order to reflect a 1 for 7 reverse stock split, and 27.7 million shares of a Series A 6% convertible preferred stock of Vista, with the number of shares being subject to adjustment in order to reflect the reverse stock split. Vista's warrants remain outstanding in accordance with their terms. The merger with Vista is structured as a reorganization for tax purposes. The merger resulted in the prior holders of common stock of Vista owning approximately 16 percent of the outstanding common stock of the combined company and the prior holders of common stock and preferred stock of Prize collectively owning, on a fully converted basis, approximately 84 percent of the outstanding common stock of the combined company. As previously discussed under "Recent Developments", the transaction was closed February 8, 2000.

Prize frequently reviews acquisition opportunities and anticipates making additional acquisitions when the properties, and the terms and conditions of the transaction, are determined to be appropriate. Prize does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. At the present time, Prize has no binding agreements with respect to any significant acquisitions.

DRILLING ACTIVITIES

Prize is engaged in numerous drilling activities on properties presently owned and intends to drill or develop other properties acquired in the future. For 2000, Prize's drilling activities will be focused in the Permian Basin of West Texas, onshore Gulf Coast area of South Texas and Louisiana, and the Mid-Continent region of Western Oklahoma and the Texas Panhandle.

The following table sets forth Prize's drilling results for 1999:

                                                  Gross                                 Net
                                      ----------------------------          ------------------------------
                                      Productive      Dry    Total          Productive      Dry      Total
                                      ----------      ---    -----          ----------      ---      -----
   Development Wells                          28        1       29                17.4      .14      17.54

   Exploratory Wells                           4        3        7                 .35      .40        .75

CUSTOMERS

Prize sells its gas production to a variety of customers, including pipelines, utilities, gas marketing firms, industrial users and local distribution companies. Existing gathering systems and interstate and intrastate pipelines are used to consummate gas sales and deliveries.

The principal customers for Prize's crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not conveniently available, crude oil is trucked or barged to storage, refining or pipeline facilities.

For the year ended December 31, 1999, one significant purchaser, Genesis, accounted for 19% of Prize's total revenue. Genesis purchases production from numerous Prize properties, at variable and market-sensitive prices. Prize does not consider itself dependent upon this purchaser, since other purchasers are willing to purchase this same production at competitive prices.

OIL AND NATURAL GAS MARKETING

Oil Marketing. Prize's oil production is sold under short-term agreements at prices negotiated between the parties. As a result, purchasers can change whenever price improvements can be received. Prize periodically enters into hedging activities with a portion of its oil production which are intended to support its oil price at targeted levels and to manage the Company's exposure to oil price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

Natural Gas Marketing. Prize's gas production is also sold under both long- and short-term agreements at negotiated prices. Although exact percentages vary daily, as of February, 2000 approximately 60% of Prize's natural gas production was sold under short-term contracts at variable or market-sensitive prices. These market-sensitive sales are referred to as "spot market" sales. Another 39% was committed under various long-term contracts (one year or more) at variable prices which dedicate the natural gas to a purchaser for an extended period of time. Prize's remaining gas production was dedicated under long-term contracts at fixed prices.

Under both long-term and short-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from daily intervals up to one-year intervals. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile.

The spot market is subject to volatility as supply and demand factors in various regions of North America fluctuate. In addition to long-term fixed price contracts, Prize periodically enters into hedging arrangements or firm delivery commitments with a portion of its gas production. These activities are intended to support targeted gas price levels and to manage the Company's exposure to gas price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

COMPETITION

The oil and gas business is highly competitive. Prize encounters competition by major integrated, independent oil and gas companies and others in acquiring producing oil and gas properties, new leases, contracting for drilling equipment and securing trained personnel. Intense competition occurs with respect to marketing, particularly of natural gas. Certain competitors have resources that substantially exceed those of Prize.

SEASONAL NATURE OF BUSINESS

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

GOVERNMENT REGULATION

Prize's operations are subject to various levels of government controls and regulations in the United States.

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Such laws and regulations have significant impact on oil and gas drilling and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Prize is unable to predict the future cost or impact of complying with such laws and regulations.

Exploration and Production. Prize's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; submitting notification relating to the presence, use and release of certain contaminants incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Prize's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Prize can produce from its wells and to limit the number of wells or the locations at which Prize can drill.

Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants or other relating to the protection of public health, natural resources, wildlife and the environment, affect Prize's exploration, development and production operations and the costs attendant thereto. These laws and regulations increase Prize's overall operating expenses. Prize maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges or oil, salt water or other harmful substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any award of punitive damages against Prize or any penalty or fine required to be paid by Prize because of its violation of any federal, state or local law. Prize is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Prize had no unreimbursed expenditures in 1999 concerning such matters. But Prize cannot predict with any reasonable degree of certainty its future exposure concerning such matters.

Prize is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, Prize is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations.

Prize maintains its own internal Environmental and Safety Department. This department is responsible for instituting and maintaining an environmental and safety compliance program for Prize. The program includes field inspections of properties and internal audits of Prize's compliance procedures.

EMPLOYEES

As of March 28, 2000 Prize's staff consisted of 115 full-time employees, including 18 professionals in engineering, 7 in geology, 10 in the land department, 2 in oil and gas marketing, 17 in accounting and data processing, 4 in administration and 61 in field operations. The Company also engages independent consulting petroleum engineers, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2.  PROPERTIES

At December 31, 1999, the Company owned and operated producing properties in 12 states, with its U.S. proved reserves located primarily in three core areas: the Permian Basin of West Texas and Southeastern New Mexico, onshore Gulf Coast area of Texas and Louisiana and Mid-Continent area of Western Oklahoma and the Texas Panhandle. As of December 31, 1999, the Company operated approximately 1,522 productive wells and also owned non-operating interests in 1,048 productive wells. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable leases or areas of operations that are not consistent with its operating philosophy.

PROVED RESERVES AND ESTIMATED FUTURE NET REVENUES

"Proved reserves" are those quantities of oil, natural gas and NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are prepared by Prize's internal staff of engineers and are strictly technical judgments that are not knowingly influenced by attitudes of conservatism or optimism. Approximately 80% of Prize's U.S. proved reserves (excluding Vista) were audited by the independent petroleum engineering firm of Netherland, Sewell, & Associates, Inc. Williamson Petroleum Consultants reviewed 98% of the total proved reserves of Vista as of December 31, 1999. The following table sets forth Prize's estimated proved reserves, the estimated future net revenues therefrom and the 10% Present Value thereof as of December 31, 1999. All reserve estimates were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines (as described in the notes below). These estimates correspond with the method used in presenting the supplemental information on oil and gas operations in note 12 to Prize's and note 13 to Vista's consolidated financial statements included herein, except that federal income taxes attributable to such future net revenues have been disregarded in the presentation below.

The following table sets forth estimates of the proved oil and gas reserves of Prize at December 31, 1999.

                              TOTAL PROVED RESERVES
                                 (in thousands)

                                         DEVELOPED (1)   UNDEVELOPED (2)        TOTAL            PERCENT
                                         -------------   ---------------     ------------      ------------
OIL (Bbls)                                     30,468             9,448            39,916                42%
NGL (Bbls)                                      7,538             2,172             9,710                10%
GAS (Mcf)                                     212,812            66,067           278,879                48%
                                         ------------      ------------      ------------      ------------
BOE (Bbls)(3)                                  73,475            22,631            96,106               100%
                                         ============      ============      ============      ============

UNDISCOUNTED FUTURE NET REVENUES (4)     $    791,906      $    258,184      $  1,050,090
NPV-10 FUTURE NET REVENUES (4)           $    457,761      $    122,334      $    580,095
PERCENT                                            79%               21%              100%

(1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompleting or deepening a well or for new fluid injection facilities.

(3) Gas reserves are converted to BOE at the rate of six Mcf per Bbl of oil, based upon the approximate relative energy content of natural gas to oil, which rate is not necessarily indicative of the relationship of gas to oil prices. The respective prices of gas and oil are affected by market conditions and other factors in addition to relative energy content.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and development costs. The amounts shown do not give effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization.

         These amounts were calculated using prices and costs in effect as of December 31, 1999. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yield average prices over the life of Prize's properties of $23.99 per Bbl of oil, $2.11 per Mcf of natural gas and $17.05 per Bbl of NGLs. These prices compare to December 31, 1999, NYMEX prices of $25.60 per Bbl for West Texas Intermediate crude oil and a composite of $2.30 per MMBtu of natural gas.

Estimates of the Company's 1999 proved reserves set forth above have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 1999. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

The process of estimating oil, gas and NGL reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur in the future.

PRODUCTION, REVENUE AND PRICE HISTORY

Certain information concerning oil and natural gas production, prices, revenues and operating expenses for the year ended December 31, 1999, is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

WELL STATISTICS

The following table sets forth Prize's producing wells as of December 31, 1999:

     Oil Wells             Gas Wells          Total Wells
--------------------    ----------------   ------------------
   Gross       Net        Gross     Net      Gross      Net
----------- --------    --------- ------   --------- --------
  1,832      1,100        738      402      2,570     1,502

ACREAGE

The following table sets forth Prize's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 1999:

                                         Developed                        Undeveloped
                                ----------------------------      ----------------------------
                                    Gross           Net               Gross            Net
                                ------------    ------------      ------------    ------------
         Arkansas                   3,693.69          946.19                --              --
         Illinois                     160.00          140.00            437.00          382.38
         Indiana                      343.92          309.53            442.67          415.86
         Kansas                    17,133.03       14,027.25         91,983.39       82,400.25
         Louisiana                  6,991.97        4,773.91          1,992.64        1,957.76
         Mississippi                3,120.00        1,873.68          1,579.86          857.42
         New Mexico                10,195.07        5,528.16         20,700.77       20,554.37
         North Dakota              12,167.45       11,109.58         29,333.44        8,043.28
         Oklahoma                  80,902.95       35,035.89         58,702.25       17,896.75
         Texas                    182,203.90      165,255.07        180,276.47       98,612.65
         Utah                       8,062.68        8,062.68          3,345.00        3,165.00
         Wyoming                   26,217.53       25,997.53         22,357.78       19,182.49
                                ------------    ------------      ------------    ------------
                   Total          351,192.19      273,059.47        411,151.27      253,468.21

OPERATION OF PROPERTIES

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. The charges under operating agreements customarily vary with the depth and location of the well being operated.

Prize is the operator of 1,522 of its wells. These operated wells account for over 75% of Prize's total proved reserves. As operator, Prize receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Prize records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

SIGNIFICANT PROPERTIES

The following table sets forth proved reserve information on the most significant geographic areas in which Prize's properties are located as of December 31, 1999:

                          OIL AND GAS RESERVES BY AREA
                                 (in thousands)

                                PERMIAN          ONSHORE            MID
                                 BASIN          GULF COAST       CONTINENT           TOTAL
                               -----------      -----------      -----------      -----------
OIL (Bbls)                          31,076            7,447            1,393           39,916
NGL (Bbls)                           4,745              137            4,828            9,710
GAS (Mcf)                           59,241          142,413           77,225          278,879
                               -----------      -----------      -----------      -----------
BOE (Bbls)                          45,695           31,319           19,092           96,106
                               ===========      ===========      ===========      ===========

NPV-10 FUTURE NET REVENUES     $   309,751      $   184,442      $    85,902      $   580,095

PERCENT OF VALUE                        53%              32%              15%             100%

                              CORE OPERATING AREAS

                                     [MAP]

PERMIAN BASIN AREA - The Permian Basin area includes oil and gas properties located primarily in West Texas and Southeastern New Mexico. The Spraberry, Cherry Canyon, Yates, San Andres, Ellenberger, Holt, McKee, and Wolfcamp formation are the dominant producing reservoirs on the Company's acreage in the Permian Basin area with well depths ranging from 2,800 feet to 15,000 feet. As of December 31, 1999, the Permian Basin area comprised 48 percent of the Company's total proved reserves. The Company currently operates 1,055 active wells and owns an interest in 423 productive wells operated by others. During 1999, total net daily production averaged approximately 9,175 BOE or 45 percent of total production. Numerous workovers and recompletion opportunities exist in the Cherry Canyon formation in the War Wink field, along with additional infill locations. The Kermit Keystone and Abell fields have waterflood potential that may add additional oil and gas reserves.

ONSHORE GULF COAST AREA - The onshore Gulf Coast area includes oil and gas properties located primarily in South Texas and the southern half of Louisiana. Production in this area is predominantly from the Wilcox, Edwards, Frio, Yegua, and Miocene formations. The depths of the producing reservoirs range from 2,000 to 17,000 feet. At December 31, 1999, the onshore Gulf Coast area accounted for 33 percent of the Company's total proved reserves. The Company currently operates 264 productive wells in this area and owns an additional interest in 181 productive wells operated by others. Total daily net production from this area in 1999 was approximately 8,323 BOE or 40 percent of total production. A significant inventory of workovers, recompletions and development drilling opportunities are available in the Oakville, Roleta, Buchel, Provident City, Perry Point, and Delta Farms fields.

MID-CONTINENT AREA -The Mid-Continent area includes oil and gas properties located primarily in Western Oklahoma and the Texas Panhandle. Production in this area is predominantly from the Granite Wash, Morrow, Albany, Wolfcamp, Sycamore, Viola, Hunton, and Woodford formations. The depths of the producing reservoirs range from 800 to 15,000 feet. At December 31, 1999, the Mid-Continent area accounted for 19 percent of the Company's total proved reserves. The Company currently operates 203 productive wells in this area and owns an additional interest in 444 productive wells operated by others. Total daily net production from this area in 1999 was approximately 2,992 BOE or 15 percent of total production. A significant inventory of workovers, recompletions and development drilling opportunities are available in the Red Deer, Mendota NW, and Eola Robberson fields.

TITLE TO PROPERTIES

Title to properties is subject to contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and, in some instances, other encumbrances. Prize believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, generally including a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

ITEM 3.  LEGAL PROCEEDINGS

Prize is a defendant in legal proceedings that have resulted from the ordinary conduct of its business. While the outcome of these proceedings against Prize cannot be predicted with certainty, management of Prize does not expect that these proceedings will have a material adverse effect on Prize's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter ended December 31, 1999.

On February 8, 2000, the merger between Prize and Vista was approved by a majority of the stockholders of both companies at separate meetings held in Dallas and Midland, Texas. Votes in favor of the merger were received from Vista stockholders owning 78 percent of the Vista shares, which represented 98 percent of the total shares cast by Vista stockholders. Prize stockholders voted 100 percent in favor of the merger.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its discretion.

NAME                            AGE     POSITION
----                            ---     --------
Philip B. Smith                  48     Director, Chairman of the Board, Chief Executive Officer
                                        and Treasurer

Lon C. Kile                      44     Director, President and Chief Operating Officer

D. Richard Massengill            53     Vice President - Exploitation

Mr. Smith, the founder of Prize, has been chairman of the board of directors, chief executive officer, treasurer and a director of Prize since January 1999. He was also president of Prize during a portion of 1999. From 1996 until 1999, he served as a director of HS Resources, Inc. and Pioneer Natural Resources Company and its predecessor, MESA, Inc. In 1996, Mr. Smith founded a small independent oil and gas company which he managed until 1999. Mr. Smith served as president, chief executive officer and a director of Tide West Oil Company, an independent oil and gas company, from 1992 until 1996. He was president and a director of Draco Petroleum, Inc., a wholly-owned subsidiary of Tide West, from 1991 until 1996, and of Tide West Trading & Transport Company, formerly Draco Production Company, a wholly-owned subsidiary of Tide West, from 1989 until 1996. From 1986 until 1991, Mr. Smith was a senior vice president of Mega Natural Gas Company, a natural gas gathering company and the former parent company of Tide West Trading & Transport Company and its predecessor companies. Prior to that time, he held various technical and management position at other independent and major oil and gas companies. He earned his M.B.A. from the University of Tulsa and his B.S. in mechanical engineering from Oklahoma State University.

Mr. Kile has been president, chief operating officer and a director of Prize since June 1999. From 1997 until 1999, he was executive vice president of Pioneer Natural Resources Company, an independent oil and gas company. Mr. Kile joined Parker & Parsley Petroleum Company, an independent oil and gas company and a predecessor to Pioneer, in 1985 and was promoted to senior vice president in 1996. Previously, he was vice president and manager of the mid-continent division of Parker & Parsley. Prior to that, he held the positions of vice president - equity finance & analysis and vice president - marketing and program administration of Parker & Parsley. Before joining Parker & Parsley, he was employed as supervisor - senior, audit, in charge of Parker & Parsley's audit, with Ernst & Young. Mr. Kile earned his Bachelor of Business Administration degree in accounting from Oklahoma State University.

Mr. Massengill has been a vice president of Prize since July 1999. From 1998 to 1999 he served as reservoir engineering manager, domestic division for Pioneer Natural Resources Company. He was reservoir engineering manager for the mid-continent division of Pioneer and its predecessors from 1996 to 1998. Prior to that time, he held various positions with both large and small oil companies as well as an owner in consulting and acquisition companies. Mr. Massengill earned a Master of Science in Chemical Engineering from the University of Wyoming.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

Prize's common stock has been publicly traded on the American Stock Exchange (the "AMEX") under the symbol "PRZ" since February 9, 2000. Previously, Vista's common stock was traded on the AMEX under the symbol "VEI". Prize's Class B $28 warrants are also traded on the AMEX under the symbol "PRZ.WS".

The following table sets forth the high and low sales prices for the Company's common stock for the periods indicated below (after giving effect to the Company's 1 for 7 reverse stock split effective February 8, 2000).

                                                   HIGH            LOW
                                                ------------ --------------
       1998
       Quarter Ended December 31,
       (from October 29)                            $  23 5/8     $  11 3/8

       1999
       Quarter Ended March 31                          14 7/8         7 7/8
       Quarter Ended June 30                           17 1/2         8 3/4
       Quarter Ended September 30                      19 1/4        12 1/4
       Quarter Ended December 31                       19 1/4        10 1/2

       2000
       Through February 8                              14            10 1/2
       February 8 Through March 28                  $  17 5/8     $  12 3/8

DIVIDENDS

No dividends have been declared or paid on the Company's Common Stock. Prize intends to retain all future earnings for the development of it business and therefore Prize does not anticipate paying dividends in the foreseeable future.

On March 28, 2000, there were 605 holders of record of Prize common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information (not covered by the independent auditors' reports) should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Prize," and the historical and pro forma consolidated financial statements of Prize Energy Corp. and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."


                                                                               YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                            1999(1)       1999(2)       1998(3)    1997(3)    1996(3)
                                                             PRO
                                                            FORMA
                                                           --------      --------      --------   --------   --------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA AND RATIOS)
OPERATING RESULTS

     OIL AND GAS SALES                                     $101,258      $ 47,978      $ 79,418   $120,821   $109,266

     OTHER                                                      388           268            --         --         --
                                                           --------      --------      --------   --------   --------

     TOTAL REVENUES                                         101,646        48,246        79,418    120,821    109,266

     LEASE OPERATING EXPENSES                                34,670        16,607        26,211     32,739     24,233
                                                           --------      --------      --------   --------   --------

     REVENUES IN EXCESS OF DIRECT OPERATING EXPENSES         66,976        31,639        53,207     88,082     85,033

     DEPRECIATION, DEPLETION, AND AMORIZATION (D, D & A)     24,484         8,714           n/a        n/a        n/a

     GENERAL AND ADMINISTRATIVE EXPENSES (G & A)              8,846         2,831           n/a        n/a        n/a

     INTEREST EXPENSE                                        15,186         6,070           n/a        n/a        n/a

     OTHER                                                       53            --           n/a        n/a        n/a
                                                           --------      --------      --------   --------   --------

     INCOME BEFORE INCOME TAXES                              18,407        14,024           n/a        n/a        n/a

     INCOME TAXES                                             6,805         4,915           n/a        n/a        n/a
                                                           --------      --------      --------   --------   --------

     NET INCOME                                              11,602         9,109           n/a        n/a        n/a

     PREFERRED DIVIDEND                                       1,953           907           n/a        n/a        n/a
                                                           --------      --------      --------   --------   --------

     INCOME AVAILABLE TO COMMON STOCKHOLDERS               $  9,649      $  8,202           n/a        n/a        n/a

     NET EARNINGS PER SHARE

       BASIC                                               $   0.92      $2,002.49          n/a        n/a        n/a

       DILUTED                                             $   0.79      $1,708.36          n/a        n/a        n/a

BALANCE SHEET DATA

     TOTAL ASSETS                                          $343,407      $238,610           n/a        n/a        n/a

     LONG-TERM DEBT                                        $180,000      $127,000           n/a        n/a        n/a

     STOCKHOLDERS' EQUITY                                  $114,759      $ 88,452           n/a        n/a        n/a

                                              1999(1)        1999(2)         1998(3)      1997(3)      1996(3)
                                               PRO
                                              FORMA
                                            ----------      ----------      ----------   ----------   ----------
                                                           (IN THOUSANDS EXCEPT PRICE AND COST DATA)
CASH FLOW DATA
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES                 n/a      $   19,798             n/a          n/a          n/a
              NET CASH USED BY INVESTING
              ACTIVITIES                           n/a        (184,964)            n/a          n/a          n/a
              NET CASH PROVIDED BY
              FINANCING ACTIVITIES                 n/a         168,519             n/a          n/a          n/a
              EBITDA (4),(6)                    58,077          28,808             n/a          n/a          n/a
              CASH MARGIN (5),(6)               36,344          18,018             n/a          n/a          n/a

PRODUCTION, PRICE, AND COST DATA
              PRODUCTION:
                OIL  (Bbls)                      2,873             990           2,359        2,240        1,900
                NGL (Bbls)                         659             382             656          289           37
                GAS (Mcf)                       23,690          10,236          22,863       28,800       26,899
                BOE                              7,480           3,078           6,826        7,329        6,420
              AVERAGE SALES PRICES:
                OIL (Bbls)                  $    15.78      $    18.83      $    12.49   $    18.97   $    20.80
                NGL (Bbls)                  $    10.15      $    11.15      $     8.13   $    11.50   $    12.23
                GAS (Mcf)                   $     2.10      $     2.45      $     1.95   $     2.36   $     2.24
                BOE                         $    13.54      $    15.59      $    11.64   $    16.48   $    17.02
              COST PER BOE:
                LEASE OPERATING             $     4.64      $     5.40      $     3.84   $     4.47   $     3.77
                D, D, & A                   $     3.27      $     2.83             n/a          n/a          n/a
                G&A                         $     1.18      $     0.92             n/a          n/a          n/a

----------

(1) 1999 Unaudited Pro Forma amounts give effect to the merger of Prize and Vista pursuant to the purchase method of accounting for business combinations and are derived from the pro forma financial statements of Prize Energy Corp. The operating results pro forma information has been prepared assuming the merger closed January 1, 1998 to be consistent with the pro forma information included in the S-4 Registration Statement for the merger. The balance sheet pro forma data has been prepared assuming the merger closed on December 31, 1999.

(2) The 1999 column is presented for Prize only from January 15, 1999 through December 31, 1999 and is derived from the audited consolidated financial statements. A significant amount of the activity is the direct result of the acquisition of producing properties from Pioneer which was effective July 1, 1999. The earnings per share data for 1999 does not reflect the change in the number of shares as a result of the merger.

(3) The 1998, 1997, and 1996 amounts are derived from the audited statements of revenues and direct operating expenses. The data has been adjusted to exclude revenue of $5,136,967, $7,189,442 and $8,578,608, respectively, as well as direct operating expense of $793,131, $1,115,379 and $1,037,518, respectively, associated with the mineral interest properties, which were sold subsequent to the acquisition of the Pioneer properties.

(4) EBITDA represents earnings before interest, taxes, depreciation, depletion, and amortization expense.

(5) Cash margin represents total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion, and amortization and deferred income taxes. Cash margin measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company. This margin ignores the non-operational effect on a company's "net cash provided by operating activities", as measured by generally accepted accounting principles, from a company's activities as an operator of oil and gas wells. Such activities produce net increases and decreases in temporary cash funds held by the operator which have no effect on net earnings.

(6) EBITDA is presented because it is commonly accepted in the oil and gas industry as a financial indicator of a company's ability to service or incur debt and because it is a component of Prize's debt covenants. Cash margin is presented because it is commonly accepted in the oil and gas industry as a financial indicator of a company's ability to fund capital expenditures or service debt. EBITDA and cash margin are also presented because investors routinely request such information. Management interprets trends in EBITDA and cash margin in a similar manner as trends in net earnings.

         EBITDA and cash margins should be used as supplements to, and not as substitutes for, net earnings and net cash provided by operating activities, determined in accordance with generally accepted accounting principles, as measures of Prize's profitability and liquidity. There may be operational or financial demands and requirements that reduce management's discretion over the use of EBITDA and cash margin. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Prize". EBITDA and cash margin as used by the Company, may not be comparable to similarly titled measures used by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS OF PRIZE

The following discussion and analysis is for Prize only and should be read in conjunction with "Item 6. Selected Financial Data" and Prize's audited consolidated financial statements.

GENERAL

Prize, which was formed in January 1999, is a mid-sized independent oil and gas company with producing properties concentrated in the Permian Basin of West Texas and New Mexico, the onshore Gulf Coast region of Texas and Louisiana and the Mid-Continent area of Oklahoma and the Texas Panhandle. Prize's strategy is to grow reserves, production, cash flow and net income on a per share basis by acquiring, enhancing and exploiting producing oil and gas properties and the maintenance of a low operating and corporate cost structure with an emphasis on the following factors:

o Geographic concentration in our core operating areas to achieve economies of scale.

o Acquisition of producing properties with a long production history in order to reduce the risks inherent in estimating the remaining oil and gas reserves and future production profile.

o Aggressive value enhancement through development drilling, recompletions and workovers.

o Low cost operating strategy is employed at both the field and corporate level to produce cost savings.

o Maintain financial flexibility through keeping debt levels low and periodically using commodity price hedging strategies.

Prize has grown rapidly through the acquisition of producing oil and gas properties, consummating on June 29, 1999 the Pioneer acquisition for a purchase price of $239 million.

Prize's growth resulting from the acquisition of producing oil and gas properties has impacted its financial results in a number of ways. Acquired properties frequently have not received the focused attention of the operator prior to acquisition by Prize. After acquisition, the properties require maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which initially increase lease operating expenses. Prize estimates it has spent at least $2.5 million in nonrecurring remedial lease operating expenses with respect to the properties obtained in the Pioneer acquisition.

As a result of the Pioneer acquisition, Prize has been required to recruit and develop operating, geological, engineering, accounting, and administrative personnel compatible with its increased size of operations. Since inception, Prize has added 112 employees. Consequently, Prize anticipates corresponding increases in its general and administrative expenses.

In summary, Prize believes that the large portfolio of exploitation projects associated with its asset base and the additional staff added have well positioned it to follow through on its development and exploitation activities and to pursue additional producing oil and gas property acquisition opportunities which complement its existing asset base.

Prize uses the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, geological and geophysical costs, and costs of carrying and retaining properties that do not contain proved reserves are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

The financial statements of Prize, which began operations on January 15, 1999, include the results of the 50-week period ended December 31, 1999. As a result of Prize's limited operating history and rapid growth associated with the Pioneer acquisition, which was effective July 1, 1999, its financial statements are not readily comparable and are not indicative of future results. Consequently, Prize has based its 1999 results of operations discussion upon the pro forma revenues and direct operating expenses of Prize (prior to the merger) for the year ended December 31, 1999, compared to the pro forma revenues and direct operating expenses for the year ended December 31, 1998 adjusted for the minerals sale and the Sunterra purchase. (These pro forma financial statements are included in the 10-K under Item 8 and are referred to as the pro forma financial statements of "Old Prize.")

Changes in oil/liquids and gas production, prices, and revenues for the year ended December 31, 1999 and 1998, are show in the table below:

                                Year ended December 31,
                               ----------------------------
                               Pro Forma Pro Forma    1999
                                  1999      1998    vs 1998
                               --------- ---------  -------
Production
   Oil/liquids (MBbls)            2,621     3,015       (13)%
   Gas (MMcf)                    20,789    24,021       (13)%
   Total (MBOE)                   6,086     7,019       (13)%
Realized Price
   Oil/liquids (per Bbl)        $ 14.67   $ 11.54        27%
   Gas (per Mcf)                $  2.12   $  1.96         8%
   Total (per BOE)              $ 13.56   $ 11.65        16%
Total Revenues (in thousands)
   Oil/liquids                  $38,458   $34,792        11%
   Gas                           44,045    46,968        (6)%
                                -------   -------
   Total                        $82,503   $81,760         1%


Oil/Liquids Revenues for 1999 compared to 1998. Oil/liquids revenues increased $3.7 million in 1999. Oil/liquids production decreased 394,000 barrels resulting in reduced revenues of $4.5 million. This decrease was offset by $8.2 million added as a result of a $3.13 per barrel increase in the oil/liquids price.

Gas Revenues for 1999 compared to 1998. Gas revenues decreased $2.9 million in 1999. As a result of lower gas production in the amount of 3,232 MMcf, gas revenues decreased by $6.2 million. A price increase of $.16 per Mcf added $3.3 million in gas revenues.

Listed below are the changes in production and operating expenses for the twelve months ended December 31, 1999:

                                                    Year ended December 31,
                                                  ----------------------------
                                                  Pro Forma Pro Forma   1999
                                                     1999      1998    vs 1998
                                                  --------- ---------  -------
Production and operating expenses (in thousands)
   Lease operating                                 $19,565   $18,767         4%
   Production taxes                                  8,429     8,234         2%
                                                   -------   -------   -------
          Total                                    $27,994   $27,001         4%
Per BOE produced
   Lease operating                                 $  3.21   $  2.67        20%
   Production taxes                                $  1.39   $  1.17        19%

1999 compared to 1998. Despite lower production rates, lease operating expenses increased 4% as a result of additional expenditures needed to upgrade properties into working condition because of the lack of focused attention by the previous operator. Consequently, on a BOE basis, lease operating expenses increased 20%. Production taxes increased $195,000 as a result of the higher oil and gas prices received during the second half of 1999 compared to 1998.

RESULTS OF OPERATIONS FOR 1998, 1997 AND 1996

Prize has based its results of operations discussion for 1998 and 1997 upon the audited statements of revenues and direct operating expenses of producing properties acquired from Pioneer Natural Resources. The statements of revenues and direct operating expenses are not a complete representation of the operating results of the acquired properties.

Revenues associated with the oil and gas properties acquired from Pioneer have risen from $117.8 million in 1996 to $128.0 million in 1997 and have decreased to $84.6 million in 1998. Changes in oil/liquids and gas production, prices and revenues from 1996 through 1998 are shown in the table below.

                                                Year ended December 31,
                                --------------------------------------------------------
                                              1998                   1997
                                  1998      vs 1997       1997      vs 1996       1996
                                --------   --------     --------   --------     --------
Production
   Oil/liquids (MBbls)             3,134          8%       2,911         16%       2,502
   Gas (MMcf)                     24,929        (21)%     31,733          5%      30,325
   Total (MBOE)                    7,289        (11)%      8,200          9%       7,556
Realized Prices
   Oil/liquids (per Bbl)        $  11.51        (37)%   $  18.27         (9)%   $  20.16
   Gas (per Mcf)                $   1.94        (18)%   $   2.36          6%    $   2.22
   Total (per BOE)              $  11.60        (26)%   $  15.61         --     $  15.60
Total Revenues (in thousands)
   Oil/liquids                  $ 36,070        (32)%   $ 53,174          5%    $ 50,449
   Gas                            48,485        (35)%     74,836         11%      67,396
                                --------                --------                --------
   Total                        $ 84,555        (34)%   $128,010          9%    $117,845

Oil/Liquid Revenues for 1998 Compared to 1997. Oil/liquids revenues decreased $17.1 million in 1998. An average price decline of $6.76 per barrel reduced revenues $19.5 million. This decrease was offset by $2.4 million of revenue added by production gains of 223,000 barrels.

Oil/Liquid Revenues for 1997 Compared to 1996. Oil/liquids revenues increased $2.7 million in 1997. Production gains of 409,000 barrels added $7.4 million to oil/liquids revenues in 1997. This gain was offset by a decrease of $4.7 million in oil/liquids revenues due to a price decline of $1.89 per barrel in 1997.

Gas Revenues for 1998 Compared to 1997. Gas revenues decreased $26.4 million in 1998. An average price decline of $.42 per Mcf reduced revenues $10.4 million. As a result of normal production decline associated with gas wells, along with reduced activity levels, gas production decreased in the amount of 6,804 MMcf and gas revenues decreased by $16.0 million.

Gas Revenues for 1997 Compared to 1996. Gas revenues increased $7.5 million in 1997. Production gains of 1,408 MMcf added $3.3 million to gas revenues. A price increase of $.14 per Mcf added $4.2 million in gas revenues in 1997.

Listed below are the changes in production and operating expenses between 1996 and 1998:

                                                                           Year ended December 31,
                                                   --------------------------------------------------------------------
                                                                     1998                         1997
                                                       1998         vs 1997         1997         vs 1996        1996
                                                   ----------     ----------     ----------    ----------    ----------
Production and operating expenses (in thousands)
   Lease operating                                 $   18,318            (19)%   $   22,562            48%   $   15,295
   Production taxes                                     8,686            (23)%       11,293            13%        9,976
                                                   ----------                    ----------                  ----------
          Total                                    $   27,004                    $   33,855                  $   25,271
Per BOE produced
   Lease operating                                 $     2.51             (9)%   $     2.75            36%   $     2.02
   Production taxes                                $     1.19            (14)%   $     1.38             5%   $     1.32

1998 Compared to 1997. Lease operating expenses decreased $4.2 million or 19% in 1998. The primary cause of this decrease was the very limited amount of drilling and workover activity associated with the properties following Pioneer's decision to sell the properties. Pioneer announced its intention to divest non-strategic properties on February 10, 1998 and announced a definitive sale agreement with another party on September 8, 1998. The production taxes include severance and ad valorem taxes. Severance taxes are based upon a fixed percentage of revenues. Therefore, the 34% reduction in oil and gas revenues is the principal reason for the 23% reduction in production taxes.

1997 Compared to 1996. Lease operating expenses increased $7.3 million or 47% in 1997. The primary cause of this increase is production increasing as a result of drilling and workover activity associated with the properties. The production taxes include severance and ad valorem taxes. Severance taxes are based upon a fixed percentage of revenues and the ad valorem rate is determined by local taxing authorities. Therefore, the 9% increase in oil and gas revenues is the principal reason for the 13% increase in production taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. As of December 31, 1999, Prize had current cash reserves of $3.4 million and working capital of $1.6 million. The current ratio was 1.07 to 1. In addition, Prize had long-term debt outstanding of $127 million.

Maturities of long-term debt are as follows:

               2000              $          --
               2001                         --
               2002                 23,812,500
               2003                 31,750,000
               2004                 31,750,000
            Thereafter              39,687,500
                                 -------------
                                 $ 127,000,000
                                 =============

Prize has obligations under noncancelable operating leases for certain equipment and office space expiring in various years through 2003. Minimum annual rental commitments at December 31, 1999, are:

                       2000                 $ 274,884
                       2001                   274,884
                       2002                   274,884
                       2003                   137,442
                                            ---------
                                            $ 962,094
                                            =========

Capital Sources. Prize's initial capitalization, bank financing, cash flow from operations and private equity sales have provided funding for its business activities. The Pioneer acquisition was funded with the issuance of the Prize convertible preferred stock to Pioneer and cash from Prize's initial capitalization, additional private equity sales and bank financing.

While Prize regularly engages in discussions relating to the potential acquisition of oil and gas properties, Prize has no present agreement, commitment or understanding with respect to any acquisition. Any future acquisitions may require additional financing and will be dependent upon financing arrangements being available at the time.

Prize anticipates that its oil and gas capital expenditures will be between $50 million - $55 million for drilling and recompletion activity in 2000. This includes amounts associated with the Vista properties. The capital expenditure budget will be funded from internally generated cash flow. However, in the long term, if Prize's cash flow from operations and availability under its senior credit agreement are not sufficient to satisfy cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

Although Prize's costs and expenses may be affected by inflation, inflation has not had a significant effect on Prize's results of operations.

Cash provided by operating activities will be the primary source of Prize's capital and short-term liquidity in the future. For the period from inception through December 31, 1999, net cash provided by operating activities was $19.8 million. However, this amount primarily reflects the cash flows from the properties purchased from Pioneer for the second half of 1999.

Revenues in excess of direct operating expenses for the properties purchased from Pioneer excluding the sale of mineral properties were $53.2 million, $88.1 million and $85 million in 1998, 1997 and 1996, respectively. The trends in revenues in excess of direct operating expenses during these periods have generally followed those of the various revenue and expense items previously discussed in this section.

During the period from inception through December 31, 1999, Prize's cash used in investing activities was $185.0 million and consisted primarily of the acquisition of oil and gas properties acquired from Pioneer, net of the proceeds from the sale of the mineral interests acquired from Pioneer.

Cash provided by financing activities was $168.5 million for the period from inception through December 31, 1999. This includes $127 million of net borrowings under Prize's senior credit agreement and $45.5 million of capital contributions, offset by $2.6 million of loan origination fees.

Credit Agreements. Prize's initial senior credit agreement established a four-year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be determined annually by the lenders based on proved oil and gas reserves and other assets of Prize. To the extent that the borrowing base was less than the aggregate principal amount of all outstanding loans and letters of credit under the senior credit agreement, the deficiency must be cured by Prize, by either prepaying a portion of the outstanding amounts under the senior credit agreement or pledging additional collateral to the lenders. Prize borrowed $154.5 million of the $159.7 million available under the senior credit agreement at the closing of the Pioneer acquisition. As of December 31, 1999, the bank borrowing base was $150 million and Prize's outstanding net long-term debt was $127 million. The weighted average interest rate in 1999 under the senior credit facility was 8.27%

Along with the senior credit agreement, Prize entered into a $13 million senior subordinate credit agreement. The amount borrowed under the senior subordinate credit agreement was due December 31, 1999, and the interest rate was the Eurodollar rate plus a margin of 1% per annum. The senior subordinate credit agreement was retired in August 1999 from proceeds of Prize's sale of most of its producing and non-producing mineral ownership interests.

On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to refinance all of Vista's outstanding debt and to provide for total borrowings of up to $400 million. The amended Senior Facility is due June 29, 2009. As of March 28, 2000, the Company's consolidated post-merger borrowing base was $250 million and Prize's outstanding consolidated long-term debt was approximately $190 million. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. The Company may request letters of credit in addition to a revolving credit facility up to an aggregate of $5 million with an additional supplemental letter of credit (as defined by the credit agreement) of $5 million. At December 31, 1999, there were no amounts outstanding under the letters of credit. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the bank credit facility are secured by substantially all of the Company's assets.

Prize's financial covenants under the amended senior credit agreement are the ratio of consolidated current assets as defined by the agreement to consolidated current liabilities (as defined) as of the end of any fiscal quarter, not to be less than 1.0 to 1 and the ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees not to be less than 2.5 to 1. In addition to the financial covenants, restrictions under the senior credit agreement are incurrence of debt, restricted payments, asset dispositions, consolidations and mergers and others that would be typical in the oil and gas industry. As of December 31, 1999, Prize was in compliance with all financial covenants and restrictions.

All outstanding amounts under the amended senior credit agreement will convert to a term loan on June 29, 2002, with quarterly principal payments after that date through June 29, 2009.

At Prize's option, borrowings under the amended senior credit agreement bear interest at either (1) the "Base Rate," which is the annual rate of interest announced by BankBoston, or (2) the adjusted Eurodollar rate as defined by the agreement plus a margin ranging from 1.25% to 1.875% per annum, depending on the level of Prize's aggregate outstanding borrowings under the senior credit agreement. In addition, Prize is committed to pay in arrears, a quarterly commitment fee ranging from .25% to .50% based on the unused portion of the borrowing base.

The loan documents governing the amended senior credit agreement contain covenants and restrictions relating to Prize's operations that are customary in the oil and gas industry. In addition, the line of credit is secured by a first lien on properties that represent at least 80% of the value of Prize's proved oil and gas properties. See note 2 of notes to Prize's consolidated financial statements included elsewhere in this document. Prize believes that, in the short term, the availability under its senior credit agreement and cash flow from operations will be sufficient for anticipated operating and capital expenditure requirements in 2000.

STOCK OPTIONS AND COMPENSATION EXPENSE

Prize has instituted a stock option plan for key employees. Under the stock option plan, the board of directors of Prize has the authority to grant to key employees of Prize options to purchase shares of Prize's common stock. Each option vests ratably over a three year period commencing on the date of grant. Upon exercise, the holder is to pay a cash amount equal to $13,053 per share subject to adjustment as defined by the stock option plan. The maximum number of shares that may be issued is 1,286 shares, with a proportionate adjustment to reflect any stock splits, reverse splits, or retirement of stock. Total outstanding options as of December 31, 1999, were 1,286. Accordingly, 1,286 shares of Prize common stock have been reserved for issuance upon exercise. Upon completion of the merger on February 8, 2000, and after giving effect to the one-for-seven reverse stock split, the number of shares that may be issued upon exercise of the outstanding options were adjusted to 2,141,263 shares of Prize at an exercise price of $7.84 per share. The closing of the merger accelerated the vesting of all outstanding options. Prize did not recognize any compensation expense in connection with the issuance of the options. Effective with the merger, Prize adopted Vista's stock option plan.

NATURAL GAS BALANCING

It is possible in the natural gas industry for various working interest partners to produce more or less than their entitlement share of natural gas. In those events, it is possible for there to be overproduced parties and underproduced parties. At December 31, 1999, Prize's net gas balancing position was not material.

YEAR 2000 READINESS DISCLOSURE

To date, neither Vista or Prize has incurred any significant problems related to the Year 2000 issue. Given that Prize was formed in 1999, it did not incur any significant expenditures to upgrade or remediate its systems as a result of the Year 2000 issue. After conducting a review of all its systems, Vista incurred costs of $3,600 to remediate its systems.

Going forward, Prize's management is not aware of any issues related to Prize's or Vista's systems or the systems of any of its significant vendors, customers or operators of its oil and gas properties related to the Year 2000 issue and does not expect any issues to arise. However, it will continue to monitor the situation should any latent issues arise.

NEW ACCOUNTING STANDARDS

The Company will be required to comply with the provisions of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which, as amended, must be adopted for fiscal years beginning after June 15, 2000. SFAS 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability, if applicable, or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company primarily uses derivatives to hedge product price and interest rate risks. These derivatives are recorded at cost, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, adoption of SFAS 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS 133 should have no significant impact on reported earnings, but could materially affect other comprehensive income and equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VISTA

The following discussion and analysis is that of Vista only. It should be read in conjunction with Vista's Consolidated Financial Statements.

GENERAL

The following events affect the comparability of the results of operations and financial condition of Vista for the years ended December 31, 1999, 1998 and 1997, and may impact future operations and financial condition.

THE FORMATION OF VISTA

Vista Energy Resources, Inc. ("Vista") is a Delaware corporation whose common stock is listed and traded on the American Stock Exchange. Vista was incorporated in May 1998 for the purpose of merging Vista Resources Partners, L.P., a Texas limited partnership (the "Vista Partnership"), and Midland Resources, Inc., a publicly traded Texas corporation ("Midland Resources"). The merger occurred on October 28, 1998 (the "Midland Merger"). Vista is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Permian Basin of West Texas and Southeastern New Mexico and the onshore Gulf Coast region of South Texas.

On October 28, 1998, under the terms of an exchange agreement dated June 15, 1998, Vista acquired all of the outstanding limited partnership interests of the Vista Partnership, as well as all of the common stock of its general partner, in exchange for common stock of Vista. This conversion was accounted for as a transfer of assets and liabilities between affiliates under common control and resulted in no change in the carrying values of these assets and liabilities. The conversion and related transactions were completed immediately prior to the closing of the Midland Merger.

In accordance with the provisions of Accounting Principles Board ("APB") No. 16, Business Combinations, the merger of the Vista Partnership and Midland Resources was accounted for as a purchase by Vista, which was formerly the Vista Partnership. As a result, the historical financial statements for Vista are those of the Vista Partnership.

ACQUISITION ACTIVITIES

1999 Acquisitions. Although various acquisition candidates were evaluated during 1999, no material asset acquisitions were made during that time period.

1998 Acquisitions - On October 28, 1998, the Midland Merger between the Vista Partnership and Midland Resources was completed resulting in the formation of Vista. As a result of the Midland Merger, Midland Resources' security holders acquired 27.3 percent of the outstanding Common Stock of Vista and security holders of the Vista Partnership acquired the remaining 72.7 percent of the outstanding Common Stock of Vista. In addition, upon consummation of the Midland Merger, the Common Stock of Vista, the newly merged company, became publicly traded on the American Stock Exchange, effective October 29, 1998.

Effective as of October 1, 1998, Vista acquired working interests ranging from 65 percent to 85 percent in a group of oil and gas producing leases from IP Petroleum and certain of its working interest partners (the "IP Acquisition"). These leases are located primarily in the War-Wink area of Ward and Winkler Counties, Texas, and the interests were acquired for a purchase price of $19.1 million. The IP Acquisition closed on December 18, 1998. The IP Acquisition and the Midland Merger are collectively referred to herein as the "1998 Acquisitions."

1997 Acquisitions - In addition to acquiring various additional small working interests and overriding royalty interests in properties already owned and operated by Vista, Vista closed two significant producing property acquisitions in 1997 (the "1997 Acquisitions"). In May 1997, but effective September 1, 1996, Vista acquired all of the interests of Coastal Oil and Gas Corporation in three producing leases located in the Howard Glasscock Field, Howard County, Texas, for a net purchase price of $1.1 million. The interests acquired were attributable to leases in which Vista already owned interests and were operated by Vista. Effective as of July 1, 1997, Vista closed the acquisition pursuant to which Vista acquired substantially all of the producing oil and gas properties from E.G. Operating, a division of FGL, Inc. for a net purchase price of $6.1 million (the "E.G. Acquisition").

DRILLING RESULTS

During the year ended December 31, 1999, Vista has continued its emphasis on development, exploration and production activities, with a primary focus on the exploitation of its portfolio of drilling locations. During 1999, Vista participated in the drilling and completion of 19 gross development wells and 7 gross exploration wells. Of the total wells completed during 1999, 23 were completed successfully which resulted in an 88 percent success rate. Vista had one well in progress at year end 1999.

2000 CAPITAL BUDGET

Since Vista has merged with Prize, Vista has no separate capital drilling budget for 2000. Rather, the projects that would have been undertaken by Vista in 2000 have been included in Prize's 2000 capital drilling budget.

SALE OF PROPERTIES

During 1999, Vista sold certain oil and gas properties for a total net consideration of $0.3 million, which resulted in a recognized gain of $0.1 million. During 1998, Vista sold certain oil and gas properties for a total net consideration of $0.5 million, which resulted in a recognized loss of $0.3 million. During 1997, Vista sold certain oil and gas properties for a total net consideration of $0.4 million, which resulted in a recognized loss of $0.1 million.

OIL AND GAS PRICES

During 1998 and continuing into early 1999, the oil and gas industry operated in a severely depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Oil prices improved dramatically in the second half of 1999 to historically high levels between $20 and $26 per barrel.

RESULTS OF OPERATIONS

COMPARISON OF 1999 RESULTS TO 1998

Vista reported a net loss of $0.1 million for 1999, as compared to a net loss of $24.8 million for the year ended December 31, 1998. As discussed more fully below, Vista's financial performance for the year ended December 31, 1999 was positively impacted by substantial increases in production and related oil and gas revenues, which were reduced by associated increases in gross production costs and interest expense, in each case due to the addition of properties acquired in the 1998 Acquisitions.

Net cash provided by operating activities was $6.1 million for the year ended December 31, 1999, as compared to net cash used in operating activities of $0.7 million for the same period in 1998. This increase was primarily attributable to significantly increased production, revenues and commodity prices for oil and gas attributable to the additional properties acquired in the 1998 Acquisitions.

For the year ended December 31, 1999, Vista's oil and gas revenues, which include the effects of hedging activities, increased to $18.7 million from $8.7 million in 1998, representing an increase of 115 percent from the prior year. The increase was primarily attributable to the 1998 Acquisitions and increases in production due to Vista's successful exploitation activities in 1999, as well as increases in the average oil and gas prices being received.

During 1999, Vista produced 911 MBbls of oil and 2,901 MMcf of gas, or 1,394 MBOE, representing increases of 72 percent and 132 percent, respectively, over 1998. The production increases resulted primarily from the 1998 Acquisitions, as well as Vista's successful drilling and exploitation activities. Vista's average daily production of oil and gas during 1999 was 2,495 BOPD and 7,949 Mcfd, representing increases of 72 percent and 132 percent, respectively, over 1998. Production increases from 1998 to 1999 are attributable approximately 54% to properties acquired in the 1998 Acquisitions and 46% to existing properties.

Average realized oil prices increased from $12.25 per Bbl in 1998 to $14.27 per Bbl in 1999. Average realized natural gas prices increased from $1.80 per Mcf in 1998 to $1.98 per Mcf in 1999. The average oil price includes hedging losses in 1999 of $2.6 million or $2.81 per Bbl. The average natural gas price includes hedging losses in 1999 of $0.3 million or $0.09 per Mcf.

Total oil and gas production costs, including production and ad valorem taxes, increased to $6.7 million, or $4.79 per BOE, for the year ended December 31, 1999, compared to $4.4 million, or $5.96 per BOE, in 1998. The increase in gross oil and gas production costs was primarily attributable to the properties acquired in the 1998 Acquisitions. The reduction in production costs on a BOE basis is primarily due to Vista's continued and concentrated efforts to evaluate and reduce all operating costs and the addition of higher margin properties acquired in the 1998 Acquisitions.

Exploration and abandonment costs, which include abandonments, dry hole costs and geological and geophysical costs, increased from $32,077 in 1998 to $52,850 in 1999, resulting from Vista's incurrence of additional costs relating to consulting geologists who were reviewing potential prospects during 1999.

General and administrative expense was $2.8 million for 1999, as compared to $1.7 million for 1998, representing an increase of 64 percent. However, approximately $0.6 million of transaction costs associated with the Prize merger are included in the $2.8 million of general and administrative expenses for 1999. The remaining increase in general and administrative expense was primarily due to the costs of hiring additional employees in late 1998 and early 1999 as Vista's business has grown and due to Vista becoming a publicly traded company in late 1998. On a BOE basis, excluding the $0.6 million of Prize merger transaction costs, Vista's general and administrative expense was $1.57 per BOE in 1999, compared to $2.36 per BOE in 1998.

Depletion, depreciation and amortization expense for 1999 totaled $4.8 million, or $3.43 per BOE, an increase of $1.8 million or 58 percent from 1998. This increase relates to a full year of depletion relating to production attributable to the 1998 Acquisitions.

Vista recognized no impairment in 1999. Vista recognized $24.8 million of impairment charges in 1998.

Interest expense was $4.1 million in 1999, compared to $1.6 million in 1998, an increase of 159 percent. Increased interest expense was primarily attributable to increased debt levels relating to the financing of the 1997 and 1998 Acquisitions.

COMPARISON OF 1998 RESULTS TO 1997

Vista reported a net loss of $24.8 million for 1998, as compared to net income of $0.6 million for the year ended at December 31, 1997. As discussed more fully below, Vista's financial performance for the year ended December 31, 1998 was negatively impacted by the following items:

o significant reduction in the prices received for oil and gas sales of 31 percent and 19 percent, respectively, from 1997 levels;

o significant impairment of its oil and gas properties, resulting from historically low oil and gas prices at year end, together with the effects of purchase accounting rules applied to the Midland Merger which required Vista to book the Midland Resources' oil and gas assets at $37.0 million then subsequently write down such assets to $14.8 million at year end;

o        the compensation expense associated with the option plan;

o increase in gross production costs due to the addition of properties acquired in 1997 and 1998 from E. G. Operating, a division of FGL, Inc., Midland Resources, Inc. and IP Petroleum Company, Inc.; and

o an increase in interest expense as a result of the additional indebtedness incurred in respect of the properties acquired in the 1997 and 1998 Acquisitions.

Net cash used in operating activities was $0.7 million for the year ended December 31, 1998, as compared to net cash provided by operating activities of $3.5 million for the same period in 1997. This decrease was primarily attributable to significantly lower commodity prices for oil and gas and increased production costs and interest expense as a result of the additional properties acquired and indebtedness incurred in respect of the 1997 and 1998 Acquisitions.

For the year ended December 31, 1998, Vista's oil and gas revenues, including the effects of hedging activities, decreased to $8.7 million from $8.9 million in 1997, representing a decrease of 2 percent from the prior year. Such decrease was attributable to the significant reduction in oil and gas prices received offset by increases in production of both oil and gas.

During 1998, Vista produced 529 MBbls of oil and 1,250 MMcf of gas (738 MBOE), representing increases of 31 percent and 59 percent, respectively, over 1997. The production increases resulted primarily from the 1998 Acquisitions, as well as Vista's successful drilling and exploitation activities. The average daily production of oil and gas was 1,450 BOPD and 3,426 Mcfd, representing increases of 31 percent and 59 percent, respectively, over 1997. Production increases from 1997 to 1998 are attributable approximately 13 percent to properties acquired in acquisitions and 87 percent to existing properties.

Average oil prices decreased significantly from $17.63 per Bbl in 1997 to $12.25 per Bbl in 1998. Average natural gas prices decreased from $2.22 per Mcf in 1997 to $1.80 per Mcf in 1998. The average oil price includes hedging gains in 1998 of $0.8 million or

$1.47 per barrel. The average natural gas price includes hedging gains in 1998 of $0.1 million or $0.07 per Mcf.

Oil and gas production costs, including production and ad valorem taxes, increased to $4.4 million, or $5.96 per BOE, for the year ended December 31, 1998, compared to $3.7 million, or $6.90 per BOE, in 1997. The increase in oil and gas production costs was primarily attributable to the properties acquired in the 1998 Acquisitions and having a full year of production costs related to the 1997 Acquisitions.

Exploration and abandonment costs decreased from $0.1 million in 1997 to $32,077 in 1998, resulting from Vista's drilling of no dry holes in 1998 and a decreased write-down of expired acreage.

General and administrative expenses, net of third party reimbursements, for 1998 totaled $1.7 million, or $2.36 per BOE, a 77 percent increase from 1997. The increase resulted primarily from the 1998 Acquisitions, which resulted in the hiring of additional personnel to handle Vista's expanded operations.

Depletion, depreciation and amortization expense for 1998 totaled $3.0 million, or $4.09 per BOE, an increase of $0.8 million or 39 percent from 1997. This increase relates to a full year of depletion relating to production attributable to the 1997 Acquisitions and depletion relating to production attributable to the 1998 Acquisitions.

Impairment of oil and gas properties for 1998 totaled $24.8 million. The impairment was the result of applying Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In applying this statement, Vista determined that the estimated future net cash flows, undiscounted and without interest charges, expected to result from the use of these assets was less than the carrying amount, or book value, of these assets and, accordingly, recorded an impairment based on the fair value of the assets. In 1998, the impairment primarily resulted from substantially lower oil and natural gas prices at year end coupled with the effects of applying the purchase accounting method to the properties acquired in the Midland Merger. Under purchase accounting rules, Vista recorded the oil and gas assets acquired in the Midland Merger at the purchase price of $37.0 million, then subsequently recognized an impairment on those assets of $22.2 million at December 31, 1998, due to the significant drop in oil and gas prices from May 1998, when the Midland Merger was announced, until December 1998. Accordingly, the impairment associated with the properties acquired in the Midland Merger accounted for 90 percent of the total impairment recognized by Vista in 1998. The remaining $2.6 million of impairment in 1998 was related to several operated fields in the Permian Basin and was a result of the substantial reduction of oil and gas prices. Vista recognized no impairment in 1997.

Interest expense was $1.6 million in 1998, compared to $1.0 million in 1997, an increase of 52 percent. Interest expense was primarily attributable to increased debt levels relating to the financing of the 1997 and 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Vista's primary sources of liquidity were cash flow from operations, borrowings under its bank credit facility, and proceeds from the sale of non-strategic assets.

Vista's cash requirements were generally for acquisitions, development and exploration of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations. Vista's cash expenditures for the years ended December 31, 1999, 1998 and 1997, for additions to oil and gas properties totaled $8.3 million, $22.8 million, and $13.0 million, respectively.

FINANCING ACTIVITIES

Vista had $53.0 million outstanding under its Credit Facility at December 31, 1999. The weighted average interest rate for the year ended December 31, 1999 on Vista's indebtedness was 7.78 percent as compared to 7.68 percent for the year ended December 31, 1998, and 7.76 percent for the year ended December 31, 1997, which takes into account the effect of any interest rate swaps. On December 18, 1998, Vista entered into the Credit Facility with BankBoston, N.A., as agent, which at December 31, 1999 had a borrowing base of $55 million and an additional $5.0 million letter of credit facility. The borrowing base under the Credit Facility is adjusted semi-annually with the next borrowing base redetermination scheduled for February 28, 2000. Vista had $2.0 million of unused borrowing capacity under its Credit Facility at December 31, 1999. Vista had two options with respect to interest rate elections on borrowings under the Credit Facility. Vista could elect an interest rate equal to the prime rate plus the applicable margin or the London Interbank Offered Rate ("LIBOR Rate") plus the applicable margin. The applicable margin was adjusted for borrowing base usage and ranges from 150 basis points to 250 basis points. The LIBOR-based option provides for one-, three-, six- or twelve-month periods. Vista's effective interest rate under the Credit Facility was 8.98 percent as of December 31, 1999. The Credit Facility also provides for letter of credit facilities. At December 31, 1999, Vista had two letters of credit outstanding: one for $3.0 million as financial assurance for its oil and gas hedging activities and one for $250,000 as financial assurance for its operator bond in the State of Texas.

The Credit Facility contained two financial covenants including a minimum current ratio (including available borrowing capacity) of 1:1 and an interest coverage to EBITDA test (2.0 to 1.0 for the four-fiscal quarter period ending December 31, 1998; 2.25 to 1.0 for the four-fiscal quarter period ending March 31, 1999; and 2.5 to 1.0 for each four-fiscal quarter period thereafter). The Credit Facility also included covenants which, among other things, restricted the incurrence of additional indebtedness and the sale or acquisition of oil and gas properties above certain levels without the consent of the lender.

On February 8, 2000, in conjunction with the merger with Prize, Vista's outstanding debt was refinanced under Prize's amended Senior Credit Agreement. For a discussion of the new terms under this facility, see Prize's discussion of liquidity and capital resources within its discussion of financial condition and results of operations.

HEDGING ACTIVITIES

The oil and gas prices that Vista reports are based on the actual prices received for the commodities adjusted for the results of any of Vista's hedging activities. Vista periodically enters into commodity derivative contracts in order to:

o reduce the effect of volatility of price changes on the commodities Vista produces and sells;

o protect cash flow in order to support Vista's annual capital budgeting and expenditure plans;

o        lock in prices to protect the economics related to capital projects;
         and

o        protect its borrowing base availability under its credit facility.

Vista also hedges from time to time the basis for its natural gas production which depends upon the location of its gas production. Such basis hedges are immaterial to the financial performance of Vista.

AMORTIZATION OF UNIT OPTION AWARDS

The amortization of unit option awards was $0, $4.3 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Vista estimated the compensation associated with the option awards based on estimated fair value less exercise price. Estimated compensation expense was recorded over the vesting period and was adjusted prospectively as the estimated fair value of the options changed. However, prior to the closing of the Midland Merger, the subject options were exercised by the holders thereof, exchanged for Common Stock of Vista as a part of the Midland Merger and the option plan pursuant to which they were granted was terminated. Accordingly, the unit option awards were fully vested as of October 28, 1998, and all remaining compensation expense relating to the unit option awards was recognized at that time based on the estimated current fair value.

NEW ACCOUNTING STANDARDS

Vista will be required to comply with the provisions of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which, as amended, must be adopted for fiscal years beginning after June 15, 2000. SFAS 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability, if applicable, or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. Vista primarily uses derivatives to hedge product price and interest rate risks. These derivatives are recorded at cost, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, adoption of SFAS 133 will have an impact on the reported financial position of Vista, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prize's business is impacted by fluctuations in commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe Prize's strategy for managing these risks and to quantify the potential effect of market volatility on Prize's financial condition and results of operations.

Oil and Gas Prices. Prize's financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of Prize. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect Prize's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that Prize can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse effect on Prize's ability to obtain capital for its exploitation and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on Prize's financial condition, results of operations and capital resources.

In order to mitigate the effect of price fluctuations, Prize and prior to the merger, Vista regularly utilized hedging transactions with respect to a portion of their oil and gas production. Prize utilizes derivative financial instruments to provide methods to fix the price for natural gas and oil independently of the physical sale and also to manage interest rates. While the use of these hedging arrangements limits the downside risk of price declines, this use may also limit benefits which may be derived from price increases. Prize uses various financial instruments, such as swaps and collars, in which monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the NYMEX or other indices. Generally, when the applicable settlement price is less than the price specified in the contract, Prize receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, Prize pays the counterparty based on the difference. The instruments utilized by Prize differ from futures contracts in that there is not a contractual obligation which requires or permits the future physical delivery of the hedged products. In addition, Prize generally utilizes over the counter instruments which are subject to more credit risk than exchange-traded futures contracts. However, management does not believe this risk is significant as it only uses highly rated and reputable counterparties, and it generally does not require collateral.

During 1998 and continuing into the first quarter of 1999, the oil and gas industry operated in a depressed commodity price environment. In mid-1999, prices for both oil and gas began to increase to high levels based on the price history of the 1990's. Prize began hedging both oil and gas prices just prior to the closing of the purchase of the properties from Pioneer in June 1999, and continues to enter the hedge market from time to time. Prize's hedging policies are based upon the judgment of management and the need to meet requirements of Prize's lenders.

In the tables set forth below, "Transaction Date" is the date on which Prize or Vista entered into the hedge. A "swap" is a fixed-price hedge and a "collar" is a hedge that has a ceiling price and a floor price. If the particular product stays in between the ceiling and the floor prices, then no payments are made by either party under a collar. The terms "Put Floor Price" and "Call Ceiling Price" refer to the prices at which Prize has hedged its production and are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil or monthly NYMEX (Henry Hub) or other indices' closing prices for natural gas. Volumes refer to barrels of crude oil or Mcf of gas, where one Mcf is equivalent to one MMBtu. The "Term" refers to the time period of the hedge.

Set forth below is the contract amount and material terms of all natural gas hedging instruments held by Prize at December 31, 1999:


                                                           Call                         Fair
  Trade         Type        Daily      Put Floor         Ceiling                       Market
   Date     Transaction    Volume    Price Per Mcf    Price Per Mcf        Term         Value
----------- ------------- ---------- --------------- ----------------- ------------- ------------
 6/14/99       Collar        10,000      $2.30            $2.57         7/99-6/01      $(17,880)
 6/22/99       Collar         5,000      $2.10            $2.42         8/99-7/01      (109,691)
 6/22/99       Collar         5,000      $2.15            $2.43         8/99-7/01      (123,292)
 6/30/99       Collar         5,000      $2.37            $2.58         9/99-8/01       (94,813)
 7/01/00       Collar         5,000   $2.295/1.995        $2.64         9/99-8/01      (103,912)
 10/04/99      Collar         5,000      $2.44            $2.84         1/00-12/00      256,340

Set forth below is the contract amount and material terms of all crude oil hedging instruments held by Prize at December 31, 1999:


                                                          Call                         Fair
  Trade        Type        Daily       Put Floor         Ceiling                      Market
  Date     Transaction    Volume     Price Per Bbl    Price Per Bbl      Term          Value
---------- ------------- ---------- ---------------- ---------------- ------------ --------------
 6/14/99       Swap          1,500      $17.44           $17.44        7/99-6/01    $(3,289,059)
 6/18/99      Collar         1,000      $17.00           $19.00        7/99-6/01     (1,488,162)
 7/01/99      Collar         1,000      $17.15           $20.05        9/99-8/01       (714,625)
 10/4/99      Collar         1,000      $19.40           $23.70        1/00-6/00       (211,422)

Set forth below is the contract amount and material terms of all crude oil hedging instruments held by Vista at December 31, 1999:



                                            Put Floor                                            Fair
    Trade          Type         Monthly     Price per    Call Ceiling Price                     Market
    Date        Transaction     Volume         Bbl            Per Bbl             Term           Value
-------------- -------------- ------------ ------------ --------------------- ------------- ----------------
  12-11-98         Swap         40,000       $ 14.20           $14.20         8/99 to 6/00  $  (2,192,475)
   4-19-99        Collar        20,000         15.00            17.00         1/00 to 6/00       (777,737)
   4-19-99        Collar        40,000         15.00            16.85         7/00 to 12/00      (939,039)

Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by Vista at December 31, 1999:

                                            Put Floor                                            Fair
    Trade          Type         Monthly     Price per    Call Ceiling Price                     Market
    Date        Transaction     Volume         Mcf            per Mcf             Term           Value
-------------- -------------- ------------ ------------ --------------------- ------------- ----------------
   1-12-99         Swap         120,000       $2.12            $2.12          1/00 to 12/00    $   (475,000)
   2-8-99          Swap         120,000       $2.35            $2.35          1/01 to 12/01        (221,640)

Prize may choose at some time in the future to hedge separately the basis differential for its natural gas production. This separation would be immaterial to the financial performance of Prize.

Interest Rates. Prize's interest rate risk exposure after the merger results primarily from having short-term variable rates under its credit facility. All of Prize's outstanding indebtedness is subject to market rates of interest as determined from time to time by the banks under the credit facility. Any increases in the variable interest rates related to this facility can have an adverse impact on Prize's results of operations and cash flow. As of December 31, 1999, Prize had $127 million of outstanding debt under the senior facility. Vista had $53 million outstanding and both companies' obligations were at variable interest rates. Under the amended credit facility after the merger, Prize pays interest at a rate of LIBOR plus 1.875 percent.

In an attempt to manage its interest rate risk, Prize entered into two interest rate swaps effective July 2, 1999, which are accounted for as hedges with any realized gains or losses appropriately recorded as interest expense. The swaps consist of $50 million of notional amount of indebtedness at a fixed swap rate of 5.76 percent based on the 3-month LIBOR rate, and $50 million of notional amount of indebtedness at a fixed swap rate of 6.07 percent based on the 3-month LIBOR rate. The terms of the swaps are until July 2, 2000, and July 2, 2001, respectively. As of December 31, 1999, the fair value of the swaps was $454,012.

Also, Vista entered into an interest rate swap effective December 23, 1997, which was accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense. The swap consists of $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent based on 3-month LIBOR. The term of this swap ended on December 23, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                          PAGE
                                                                                          ----
PRIZE ENERGY CORP. AND SUBSIDIARIES (HISTORICAL):
   Report of Independent Auditors                                                          45
   Consolidated Balance Sheet as of December 31, 1999                                      46
   Consolidated Statement of Operations for the period beginning January 15,
          1999 (Inception) and ended December 31, 1999                                     47
   Consolidated Statement of Stockholders' Equity for the period beginning
          January 15, 1999 (Inception) and ended December 31, 1999                         48
   Consolidated Statement of Cash Flows for the period beginning January 15,
          1999 (Inception) and ended December 31, 1999                                     49
   Notes to the Consolidated Financial Statements                                          50
PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP. FROM PIONEER NATURAL
 RESOURCES USA, INC.:
   Report of Independent Auditors                                                          63
   Audited Statement of Revenues and Direct Operating Expenses for the years ended December 31, 1998, 1997 and 1996 of the Producing Properties
          acquired by Prize Energy Corp. from Pioneer Natural Resources USA, Inc.          64
VISTA ENERGY RESOURCES, INC. AND SUBSIDIARIES (HISTORICAL):
   Report of Independent Public Accountants                                                69
   Consolidated Balance Sheets as of December 31, 1999 and 1998                            70
   Consolidated Statements of Operations for the years ended December 31, 1999,
          1998, and 1997                                                                   71
   Consolidated Statements of Changes in Stockholders' Equity for the years
          ended December 31, 1999, 1998 and 1997                                           72
   Consolidated Statements of Cash Flows for the years ended December 31, 1999,
          1998 and 1997                                                                    73
   Notes to Consolidated Financial Statements                                              74
PRIZE ENERGY CORP. AND SUBSIDIARIES (PRO FORMA):
   Unaudited Pro Forma Consolidated Condensed Balance Sheet as of December 31, 1999        93
   Unaudited Pro Forma Consolidated Condensed Statement of Operations for the year
          ended December 31, 1999                                                          94
   Notes to Unaudited Pro Forma Consolidated Condensed Financial Statements                95
OLD PRIZE (PRO FORMA):
   Unaudited Pro Forma Consolidated Condensed Statement of Operations for the year
          ended December 31, 1999                                                         100
   Unaudited Pro Forma Consolidated Condensed Statement of Operations for the year
          ended December 31, 1998                                                         101
   Notes to Unaudited Pro Forma Consolidated Condensed Financial Statements               102

                         Report of Independent Auditors

The Board of Directors of
Prize Energy Corp.:

We have audited the accompanying consolidated balance sheet of Prize Energy Corp. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (January 15, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prize Energy Corp. and subsidiaries at December 31, 1999, and the consolidated results of its operations and its cash flows for the period from inception (January 15, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                            ERNST & YOUNG, LLP




Fort Worth, Texas
February 11, 2000

                               PRIZE ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET


     ASSETS                                                                     DECEMBER 31, 1999
                                                                                -----------------
     Current assets:
         Cash                                                                     $   3,353,060
         Accounts receivable - oil and gas                                           18,487,491
         Accounts receivable - trade, net of allowance
             for doubtful accounts of $100,000                                        2,173,098
         Other                                                                          633,471
                                                                                  -------------
             Total current assets                                                    24,647,120
      Properties and equipment, at cost:
         Oil and gas properties                                                     219,226,854
         Other                                                                          984,683
                                                                                  -------------
                                                                                    220,211,537
         Less accumulated depreciation and depletion                                 (8,714,423)
                                                                                  -------------
                                                                                    211,497,114
      Other assets                                                                    2,465,894
                                                                                  -------------
             Total Assets                                                         $ 238,610,128
                                                                                  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                                         $  10,799,312
         Accrued federal income tax                                                   4,898,183
         Accrued production taxes                                                     1,832,009
         Accrued interest                                                             2,202,965
         Other accrued liabilities                                                    3,267,443
                                                                                  -------------
             Total current liabilities                                               22,999,912

      Long-term debt                                                                127,000,000
      Deferred income taxes                                                             158,361
      Commitments and contingencies

      Stockholders' equity:
         Convertible voting preferred stock:  authorized shares - 10,000,
             issued and outstanding - 2,377                                          30,906,750
         Common stock, $.01 par value:  authorized shares - 20,000,
             issued and outstanding - 4,979                                                  50
         Additional paid-in capital                                                  49,342,854
         Retained earnings                                                            8,202,201
                                                                                  -------------
             Total stockholders' equity                                              88,451,855
                                                                                  -------------
Total Liabilities and Stockholders' Equity                                        $ 238,610,128
                                                                                  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                          JANUARY 15, 1999
                                                         (INCEPTION) THROUGH
                                                          DECEMBER 31, 1999
                                                         -------------------
Oil and Gas Sales                                            $ 47,978,010
 Costs and Expenses
      Lease operating expenses                                 11,791,188
      Production taxes                                          4,816,126
      Depreciation, depletion and amortization                  8,714,423
      General and administrative                                2,830,714
                                                             ------------
         Total Costs and Expenses                              28,152,451
                                                             ------------
Operating Income                                               19,825,559
 Other:
      Interest expense                                          6,069,642
      Other income                                               (267,650)
                                                             ------------
         Total other expense                                    5,801,992
                                                             ------------

 Income before income taxes                                    14,023,567
 Provision for income taxes                                    (4,914,616)
                                                             ------------
            Net Income                                          9,108,951
Preferred Dividend                                               (906,750)
                                                             ------------
            Income available to common stockholders          $  8,202,201
                                                             ============

Earnings per share:
      Basic                                                  $   2,002.49
      Diluted                                                $   1,708.36

      Weighted -average common shares outstanding - basic           4,096
      Weighted-average common shares outstanding - diluted          5,332


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                           Convertible Voting
                            Preferred Stock              Common Stock             Note      Additional
                      -------------------------   -------------------------    Receivable     Paid-in      Retained
                         Shares        Amount        Shares       Amount       - Officer      Capital      Earnings       Total
                      -----------   -----------   -----------   -----------   -----------   -----------  -----------   -----------
Issuance of
  common stock                 --   $        --         4,979   $        50   $  (250,000)  $49,342,854  $        --   $49,092,904
Issuance of
  preferred stock           2,308    30,000,000            --            --            --            --           --    30,000,000
Preferred dividends            69       906,750            --            --            --            --     (906,750)           --
Repayment of note
  receivable                   --            --            --            --       250,000            --           --       250,000
Net income                     --            --            --            --            --            --    9,108,951     9,108,951
                      -----------   -----------   -----------   -----------   -----------   -----------  -----------   -----------
Balance as of
  December 31, 1999         2,377   $30,906,750         4,979   $        50   $        --   $49,342,854  $ 8,202,201   $88,451,855
                      ===========   ===========   ===========   ===========   ===========   ===========  ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   JANUARY 15, 1999
                                                                                 (INCEPTION) THROUGH
                                                                                  DECEMBER 31, 1999
                                                                                 -------------------
    Net Income                                                                      $   9,108,951

    Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation, depletion and amortization                                          8,714,423
      Amortization of loan origination fees                                               173,886
      Deferred income taxes                                                               158,361
      Other                                                                               (88,347)
      Changes in operating assets and liabilities:
      Decrease (increase) in
       Accounts receivable                                                            (19,957,148)
       Other current assets                                                              (633,471)
       Other long term assets                                                              38,816
       Accounts payable and accrued liabilities                                        22,282,079
                                                                                    -------------
 CASH PROVIDED BY OPERATING ACTIVITIES                                                 19,797,550

 INVESTING ACTIVITIES
    Acquisition of net assets                                                        (216,963,931)
    Proceeds from sale of mineral interest                                             32,000,000
                                                                                    -------------
 CASH USED BY INVESTING ACTIVITIES                                                   (184,963,931)

 FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                             45,464,078
    Repayment of notes receivable from stockholder                                        250,000
    Borrowings under credit facilities                                                171,000,000
    Repayment of credit facilities                                                    (45,607,791)
    Loan origination fees                                                              (2,586,846)
                                                                                    -------------
 CASH PROVIDED BY FINANCING ACTIVITIES                                                168,519,441

 INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,353,060
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                --
                                                                                    -------------
 CASH AND CASH EQUIVALENTS, DECEMBER 31, 1999                                       $   3,353,060
                                                                                    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for income taxes                                    $      34,000
    Cash paid during the period for interest                                            3,692,791
 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Convertible preferred stock issued as consideration in acquisition                 $  30,000.000
 Preferred dividends issued in kind                                                       906,750
 Issuance of common stock to officer for note receivable                                  250,000
Purchase of LLC:
   Exchange of gas plant                                                                2,000,000
   Debt assumed                                                                         1,607,791
   Issuance of common stock                                                         $   3,628,826

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

Prize Energy Corporation (the Company) was formed on January 15, 1999 (inception) and is a Delaware corporation engaged in the development and production of proved oil and gas properties. The Company's corporate headquarters is located in Grapevine, Texas with oil and gas producing properties primarily located in Texas, Louisiana, and Oklahoma.

The Company was initially formed through the contribution of cash and a minority investment in a limited liability company for the purpose of acquiring oil and gas properties. Pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement) dated May 16, 1999, on June 29, 1999 the Company completed the acquisition of interests in certain oil and gas producing properties, primarily located in Texas, Louisiana, and Oklahoma from affiliates of Pioneer Natural Resources USA, Inc. (Pioneer) for a total purchase price of $242 million, including transaction costs, paid in cash and 6% convertible voting preferred stock.

Subsequent to the purchase from Pioneer and effective July 1, 1999, Prize sold a group of mineral interests for $32 million, which were acquired with the oil and gas properties purchased from Pioneer. The properties were located outside Prize's principal operating areas of Texas, Louisiana, Oklahoma and New Mexico. Accordingly, the properties were assigned a value of $32 million when purchased, and no gain or loss was recognized on disposal.

At inception, certain stockholders contributed a minority investment in a limited liability company, Sunterra Petroleum LLC (Sunterra). Subsequently, the Company purchased the remaining interest in Sunterra in exchange for $750,000 cash, a gas plant and the assumption of Sunterra's debt. The total consideration paid for Sunterra during the year was $6,378,826, plus the assumed debt of $1,607,791.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and money market accounts as well as highly liquid investments with initial maturities of less than three months.

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OIL AND GAS PROPERTIES

The Company follows the successful efforts method of accounting for its oil and gas properties whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the respective properties' remaining proved reserves. Depreciation, depletion and amortization of capitalized costs of oil and gas properties are provided on a common area basis.

Leasehold costs are capitalized when incurred. Though no significant unproved acreage has been acquired to date, unproved oil and gas properties with significant acquisition costs will be periodically assessed and any impairment in value charged to expense. The costs of unproved properties, which are not individually significant, will be assessed periodically in the aggregate based on historical experience, and any impairment in value will be charged to expense. The costs of unproved properties that are determined to be productive will be transferred to proved oil and gas properties.

Exploration costs, such as geological and geophysical expenses and annual delay rentals, will be charged to expense as incurred. Exploratory drilling costs, if any, including the costs of stratigraphic test wells, will be initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

The acquisition costs of proved properties are depleted by the unit-of-production method based on estimated proved oil and gas reserves. Capitalized exploratory drilling costs which result in the discovery of proved reserves and development costs are amortized by the unit-of production method based on estimated proved developed oil and gas reserves. Gas is converted to equivalent barrels at the rate of six MCF of gas to one barrel of oil.

Other property and equipment is recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred; improvements which materially prolong the lives of the assets are capitalized.

IMPAIRMENT OF OIL AND GAS PROPERTIES.

The Company has evaluated its oil and gas properties under the provisions of Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that proved oil and gas properties be assessed for an impairment in their carrying value whenever events or changes in circumstances indicate that such carrying value may not be recoverable. SFAS 121 requires that this assessment be performed by comparing the undiscounted future net cash flows and net carrying value of oil and gas properties. For the period ended December 31, 1999, there was no impairment of the Company's oil and gas properties.

ENVIRONMENTAL

The Company's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability are fixed or reliably determinable. The Company believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operations.

REVENUE RECOGNITION

The Company uses the sales method of accounting for oil and gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per common share for the period ended December 31, 1999.

                                                                    Weighted        Per Share
                                                    Income        Average Shares     Amount
                                                  ----------      --------------  --------------
Basic earnings per share
   Income available to common stockholders        $8,202,201             4,096    $    2,002.49
Effect of Dilutive Securities:
Convertible preferred shares                         906,750             1,236
                                                  ----------       -----------
Diluted earnings per share                        $9,108,951             5,332    $    1,708.36
                                                  ==========       ===========

Employee stock options for 1,286 shares have been excluded from the dilutive earnings per share calculation as antidilutive.

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

BENEFIT PLAN

The Company provides a 401(k) benefit plan (the Plan) covering substantially all employees. Under the Plan, employees having attained the age of 21 are eligible to participate and can contribute up to 15% of their compensation each year subject to certain Internal Revenue Code limitations. The Plan provides for matching contributions by the Company, at the discretion of the Board of Directors, to be determined on an annual basis. Additionally, the Company can provide a profit sharing contribution, at the discussion of the Board of Directors, to be determined on an annual basis. Employees vest in the employee contribution over a three year period. The Company made total matching contributions of $134,627 in 1999.

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

HEDGING

The Company has entered into derivative contracts to hedge a portion of the price risk of its future production and its interest rate risk. Changes in the value of the financial instruments are recognized in the statement of operations when the underlying transactions are recognized.

The Company's criteria for a derivative instrument to qualify for hedge accounting treatment are as follows:

o The timing or duration and characteristics of the underlying exposure must have been identified with reasonable certainty;

o Changes in the value of the derivative must correlate to a high degree with changes in the present value of the exposure;

o The derivative has been designated as a hedge or is a synthetic alteration of a specific asset, liability or anticipated transaction; and

o The derivative instrument either: (a) reduces exposure of net income or cash flow to fluctuations caused by movements in commodity prices or interest rates; or (b) alters the profile of the Company's interest rate exposure to achieve a resulting overall exposure in line with policy guidelines. For any termination of derivatives receiving hedge accounting treatment, gains and losses will be deferred when the relating underlying exposures remain outstanding and will be included in the measurement of the related transaction or balance.

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate their fair value. Management believes the carrying amount of the Company's long-term debt also approximates fair value because the interest rates applicable to the debt presently approximate current market rates. See Notes 2 and 7 for the fair value of the Company's derivative positions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which, as amended, is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what effect SFAS 133 will have on the earnings and financial position of the Company.

2. CREDIT FACILITIES

In connection with the acquisition of the Pioneer Properties, the Company entered into a $250 million credit facility (Senior Facility) and a $13 million senior subordinated credit facility (Subordinated Facility) with a bank. The Subordinated facility provided for a single advance of $13 million and was repaid in full in conjunction with the sale of the mineral interest in July, 1999.

On February 8, 2000, in connection with the merger agreement with Vista Resources, Inc., the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2009. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. The Company may request letters of credit in addition to a revolving credit facility up to an aggregate of $5 million with an additional supplemental letter of credit (as defined by the credit agreement) of $5 million. At December 31, 1999, there were no amounts outstanding under the letter of credit provisions of the initial facility. The revolver converts to a term loan on June 29, 2002 with quarterly principal payments after that date. Interest is due quarterly at either the bank's prime rate or eurodollar rate plus a margin as defined in the agreement. At December 31, 1999, $127 million was outstanding. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets.

The Company is required to pay a commitment fee on the revolving credit facility ranging from .25% to .5% based on a ratio of outstanding credit to the borrowing base and a letter of credit fee ranging from 1.25% to 1.875% based on a ratio of the average daily amount outstanding during the quarter to the borrowing base. Both fees terminate upon conversion of the revolver to a term loan.

In July 1999, the Company entered into two interest rate protection agreements with its bank (the "Swap Agreements") to modify the interest characteristics of an aggregate principal amount of $100 million of the revolving line of credit from a variable rate to a fixed rate. The Swap Agreements require the Company to pay a fixed rate interest obligation of 5.76% and 6.07%, respectively, and receive an interest obligation based on variable LIBOR rates. The Swap Agreements terminate on July 2, 2000 and 2001, respectively. At December 31, 1999 the Swap Agreements had a fair value of $454,012.

The Company assumed $1,607,791 of debt when it purchased the remaining interest of Sunterra. This debt was paid in full prior to December 31, 1999.

Maturities of long-term debt are as follows:

                 2000                   $          --
                 2001                              --
                 2002                      23,812,500
                 2003                      31,750,000
                 2004                      31,750,000
              Thereafter                   39,687,500
                                        -------------
                                        $ 127,000,000
                                        =============

3. CAPITAL STOCK

In conjunction with the Purchase Agreement, the Company amended its Certificate of Incorporation to create a convertible preferred class of capital stock. Effective with the amendment, the Company has the authority to issue 30,000 shares of capital stock, consisting of 10,000 shares of convertible voting preferred stock and 20,000 shares of common stock.

The convertible voting preferred stock is redeemable at the Company's option in whole or in part, at any time subsequent to the Company becoming a publicly traded company provided the average of the closing prices of the Company's common stock during any period of at least 30 consecutive trading days shall exceed 120% of the conversion price

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

of the preferred stock. The redemption price is payable in cash equal to $13,000 per share adjusted for any stock splits, combination, or adjustments plus accrued dividends. The preferred stock is also convertible into one share of common stock at any time, in whole or in part, at the option of the stockholder, subject to anti-dilution adjustments defined in the agreement. Accordingly, 2,377 shares of common stock has been reserved for issuance upon conversion. The preferred stock earns cumulative dividends at 6%, payable quarterly. Unpaid dividends on preferred stock accrue interest at 6%. Prior to January 1, 2002, all dividends will be paid in kind with additional shares of preferred stock. Accordingly, 69 shares have been issued as a dividend in kind as of December 31, 1999. Beginning January 1, 2002, dividends may be paid in shares or cash at the option of the Company.

The preferred stockholder has the right to elect one-third of the Company's board of directors provided the preferred stockholder continues to own at least 30% of the outstanding common stock (computed on an "as-converted" basis) or prior to an initial public offering, the preferred stockholder continues to own at least 60% of the initially issued preferred shares. If the preferred stockholders ownership falls below these levels and provided the preferred stockholder owns at least 16.7% of the outstanding common stock (computed on an "as-converted" basis), the preferred stockholder will have the right to elect one-sixth of the Company's board of directors. Preferred and common stockholders shall vote as a single class except for those matters for which a separate class vote of the preferred stock is specifically required under Delaware law.

Each stockholder agrees that it will not sell any portion of preferred or common stock unless the Company is given the right to purchase all of the shares offered by the stockholders at the offered price. In the event the Company does not purchase the shares, the other stockholders have the right to purchase a proportionate number of shares at the same price and on the same terms.

At any time after January 1, 2002, the preferred stockholder will have the right to require that the Company initiate an initial public offering for a gross offering price of at least $35 million. At any time after the earlier of the first anniversary of the initial public offering or secondary offering, the preferred stockholder has the right to require registration of the shares owned by the preferred stockholder. Additionally, the preferred stockholder has been granted unlimited piggyback rights, subject to limitations imposed by the underwriters. During the period the preferred stockholder continues to own at least 80% of the shares of preferred stock or underlying common stock initially issued, the stockholder will have the right to joint participation in significant opportunities, as defined by the preferred stock agreement.

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

4. STOCK OPTIONS

The Company has instituted a stock option plan (the Option Plan) for key employees. Under the Option Plan, the Board of Directors has the authority to grant to key employees of the Company options to purchase shares of the Company's common stock. Each unit vests ratably over a three year period commencing on the date of grant and the holders have five years to exercise the options. Upon exercise, the holder is to pay a cash amount equal to $13,053 per share subject to adjustment as defined by the Option Plan. The maximum number of shares that may be issued is 1,286 shares, with a proportionate adjustment to reflect any stock splits, reverse splits, or retirement. Total outstanding options as of December 31, 1999 were 1,286. Accordingly, 1,286 shares of common stock has been reserved for issuance upon exercise.

The company applies APB 25 and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income would have been approximately $8,865,241 for the period from inception (January 15,1999) to December 31, 1999. Basic and diluted earnings per share would have been $1,942.99 and $1,662.65 per share, respectively.

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999:

                                                          1999
                                                          ----
         Risk-free interest rate.....................    5.94%
         Expected life...............................    5 years

At December 31, 1999, the options have a remaining contractual life of four years and six months and the weighted-average fair value of the options granted during the period ended December 31, 1999 was $300.81 each. In conjunction with the merger with Vista, all outstanding options under the Option Plan became fully vested.

5. INCOME TAXES

Significant components of the provision for income taxes for the period ended December 31, 1999, are as follows:

Current                           $ 4,756,255
Deferred                              158,361
                                  -----------
                                  $ 4,914,616
                                  ===========

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The difference between the provision for income taxes and income taxes computed using the statutory federal income tax rate are as follows:

Federal income tax provision at statutory rate (34%)          $ 4,768,013
Nondeductible expenses and other                                  146,603
                                                              -----------
Provision for income taxes                                    $ 4,914,616
                                                              ===========

At December 31, the components of the net deferred tax liability are as follows:

 Deferred tax assets:
     Accounts receivable                                      $   (35,000)
 Deferred tax liabilities:
     Properties and equipment                                     193,361
                                                               ----------
 Net deferred tax liability                                    $  158,361
                                                               ==========

6. COMMITMENTS AND CONTINGENCIES

The Company has obligations under noncancelable operating leases for certain equipment and office space expiring in various years through 2003. Rent expense incurred was approximately $101,000. Minimum annual rental commitments at December 31, 1999 are:

         2000                                                  $     274,884
         2001                                                        274,884
         2002                                                        274,884
         2003                                                        137,442
                                                               -------------
                                                               $     962,094
                                                               =============

The Company is involved in various litigation and other contingencies arising in the normal course of business primarily related to matters involving the properties purchased from Pioneer. Based on currently available information, management believes that any possible liability from these actions will not be material to the Company's financial position or results of operations. However, there can be no assurances that future costs would not be material to results of operations of the Company for a particular period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

7. DERIVATIVE FINANCIAL INSTRUMENTS

During June 1999, the Company entered into commodity price hedge agreements to protect against price declines which may be associated with the volatility in oil and gas spot prices. The commodity price hedges were achieved through the purchase of over the counter costless collars and swaps by the Company. The Company's positions are with highly rated and prominent counterparties. Thus, management believes the credit risk associated with there positions is minimal, and no collateral is required by the Company or the counterparties. Set forth below is

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

the contract amount and material terms of all natural gas hedging instruments held by the Company at December 31, 1999 (daily volumes are expressed in million cubic feet (Mcf) and all prices are expressed in the daily NYMEX closing prices for natural gas at actual index prices.)

                                                  PUT             CALL                               FAIR
     TRADE           TYPE         DAILY           FLOOR          CEILING                           MARKET
     DATE         TRANSACTION     VOLUME          PRICE           PRICE          TERM              VALUE
---------------- -------------- ---------- ------------------- ---------- ------------------ ----------------
    6/14/99         Collar       10,000          $2.30           $2.57       7/99 - 6/01        $ (17,880)
    6/22/99         Collar        5,000          $2.10           $2.42       8/99 - 7/01        $(109,691)
    6/22/99         Collar        5,000          $2.15           $2.43       8/99 - 7/01        $(123,292)
    6/30/99         Collar        5,000          $2.37           $2.58       9/99 - 8/01        $ (94,813)
    7/01/99         Collar        5,000       $2.295/1.995       $2.64       9/99 - 8/01        $(103,912)
   10/04/99         Collar        5,000          $2.44           $2.84       1/00 - 12/00       $ 256,340

Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at December 31, 1999 (daily volumes are expressed in barrels (Bbls) and all prices are expressed in the daily NYMEX closing prices for Crude Oil).

                                               PUT              CALL                                 FAIR
    TRADE          TYPE       DAILY           FLOOR            CEILING                              MARKET
    DATE        TRANSACTION    VOLUME         PRICE             PRICE             TERM              VALUE
-------------- -------------- ---------- ----------------- ---------------- ----------------- -------------------
   6/14/99         Swap         1,500       $17.44 Bbl       $17.44 Bbl       7/99 - 6/01           $(3,289,059)
   6/18/99        Collar        1,000       $17.00 Bbl       $19.00 Bbl       7/99 - 6/01           $(1,488,162)
   7/1/99         Collar        1,000       $17.15 Bbl       $20.05 Bbl       9/99 - 8/01           $  (714,625)
   10/4/99        Collar        1,000       $19.40 Bbl       $23.70 Bbl       1/00 - 6/00           $  (211,422)

8. RELATED PARTY TRANSACTIONS

Beginning July 1, 1999, the Company is committed to pay an advisory fee of $150,000 per year to a stockholder. $75,000 was paid in conjunction with this agreement in 1999.

9. SIGNIFICANT CUSTOMERS

Five customers accounted for approximately 47% of net sales for the period ended December 31, 1999. Virtually all of the Company's receivables are due from companies involved in the oil and gas business. To date credit losses have been insignificant.

10. SUBSEQUENT EVENTS

On February 8, 2000, the Company merged with Vista Energy Resources, Inc. (Vista), an independent oil and gas development and production company. Though the Company's shareholders exchanged their shares for new shares of Vista, the stockholders of the Company have an 84% controlling interest in the merged company, and the Company will be treated as having acquired Vista. The transaction was accounted for as a purchase of Vista by the Company

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

in accordance with the provisions of APB 16. The merged Company's stock is listed on the American Stock Exchange under the ticker symbol PRZ.

The following condensed pro forma financial information reflects the pro forma balance sheet assuming the merger with Vista was consummated on December 31, 1999 and the pro forma statement of operations assuming that the Pioneer purchase, the Minerals sale, the Sunterra purchase, and the Vista Merger all occurred on January 1, 1999. The Company emphasizes that this information is not necessarily indicative of future performances.

Current assets                                    $ 33,238,000
Properties and equipment, net                      307,445,000
Other Assets                                         2,724,000
                                                  ------------
     Total Assets                                 $343,407,000
                                                  ============

Current liabilities                               $ 29,171,000
Long-term debt                                     180,000,000
Deferred income taxes                               19,271,000
Other long term liabilities                            206,000
Stockholders' equity                               114,759,000
                                                  ------------
     Total liabilities and stockholders' equity   $343,407,000
                                                  ============

Oil and gas sales                                 $101,258,000
Lease operating expenses                            34,670,000
Exploration costs                                       53,000
Depreciation, depletion and amortization            24,484,000
General and administrative                           8,845,000
Interest expense, net                               15,186,000
Other income                                           387,000
                                                  ------------
   Income before income taxes                       18,407,000
Provision for income taxes                           6,805,000
                                                  ------------
        Net Income                                $ 11,602,000
                                                  ============

Earnings per share:
     Basic                                        $        .92
     Diluted                                      $        .79

                               PRIZE ENERGY CORP.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

11. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Costs capitalized for oil and natural gas producing activities are as follows:

Oil and Gas Properties
       Proved                                                        $ 219,226,854
       Less accumulated depletion                                       (8,644,313)
                                                                     -------------
Net capitalized costs for oil and gas properties                     $ 210,582,541
                                                                     =============

Cost Incurred for Oil and Gas Producing Activities are as follows:

       Proved property acquisition costs                             $ 249,572,307
       Development costs                                                 1,654,547
                                                                     -------------
Total costs incurred                                                 $ 251,226,854
                                                                     =============

12.  UNAUDITED SUPPLEMENTARY INFORMATION

RESERVE QUANTITY INFORMATION

                                   CRUDE OIL     NGL'S    NATURAL GAS
                                    (MBbls)     (MBbls)      (MMcf)       MBOE
Total Proved Reserves:
 Balance, January 15, 1999                --          --          --          --
   Purchases of minerals-in-place     27,085      10,101     275,199      83,052
   Production                           (990)       (382)    (10,236)     (3,078)
   Sales of minerals-in-place           (489)         (9)    (22,986)     (4,329)
                                    --------    --------    --------    --------
   Balance, December 31, 1999         25,606       9,710     241,977      75,645
                                    ========    ========    ========    ========

Proved Developed Reserves             21,042       7,538     188,488      59,995
                                    ========    ========    ========    ========

Estimated quantities of proved net reserves include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the effective date of the acquisition, under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of the available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

                               PRIZE ENERGY CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The following is a summary of the Company's standardized measure of discounted future net cash flows related to the proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production or proved reserves were computed using oil and gas prices as of December 31, 1999. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic life of the properties, and costs were not escalated for the future. The information presented below should not be viewed as an estimate of the fair value of the properties, nor should it be considered indicative of any future trends.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Future cash inflows                                         $ 1,276,946,208
Future production costs                                        (442,478,307)
Future development costs                                        (52,732,290)
Future income tax expense                                      (191,252,977)
                                                            ---------------
                                                                590,482,634
10% annual discount factor                                     (267,058,843)
                                                            ---------------
Standardized measure of discounted future net cash flows    $   323,423,791
                                                            ===============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

Changes in Standardized Measure:
Oil and gas sales, net of production costs                  $   (31,370,696)
Sales of minerals-in-place                                      (32,000,000)
Purchases of minerals-in-place                                  492,951,149
                                                            ---------------
Changes in present value of future net revenues                 429,580,453
Net change in present value of future income taxes             (106,156,662)
                                                            ---------------
                                                                323,423,791
Balance, beginning of period                                             --
                                                            ---------------
Balance, end of period                                      $   323,423,791
                                                            ===============


The weighted average prices of oil and gas at December 31, 1999 used in the calculation of the standardized measure were $25.60 per barrel for oil and $2.30 per MMBTU for gas, respectively.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Prize Energy Corp.

    We have audited the accompanying statements of revenues and direct operating expenses for the producing properties acquired by Prize Energy Corp. from Pioneer Natural Resources USA, Inc. (Acquired Properties) for the years ended December 31, 1998, 1997 and 1996. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the accompanying statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the accompanying statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete presentation of the revenues and expenses of the Acquired Properties.

    In our opinion, the statements referred to above present fairly, in all material respects, the operating revenues and direct operating expenses of the Acquired Properties for the years ended December 31, 1998, 1997 and 1996, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Fort Worth, Texas
September 3, 1999

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

              STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          1998           1997           1996
                                      ------------   ------------   ------------
Revenues:
  Crude sales .....................   $ 30,576,824   $ 49,697,127   $ 49,728,421
  Natural gas sales ...............     48,485,086     74,836,148     67,395,820
  Natural gas liquids
     sales ........................      5,493,151      3,477,148        720,329
                                      ------------   ------------   ------------
                                        84,555,061    128,010,423    117,844,570
Direct operating expenses:
  Lease operating
     expenses .....................     18,318,306     22,561,641     15,295,109
  Oil and gas production
     taxes ........................      8,685,884     11,293,089      9,975,825
                                      ------------   ------------   ------------
                                        27,004,190     33,854,730     25,270,934
                                      ------------   ------------   ------------
Revenues in excess of
  direct operating
  expenses ........................   $ 57,550,871   $ 94,155,693   $ 92,573,636
                                      ============   ============   ============

                             See accompanying notes.

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

          NOTES TO STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES

1. BASIS OF PRESENTATION

Pursuant to the terms of a Purchase and Sale Agreement dated May 16, 1999 and effective as of July 1, 1999, Prize Energy Corp. (the Company) completed the acquisition of interests in certain oil and gas producing properties (Acquired Properties), primarily located in Texas, Louisiana, and Oklahoma from Pioneer Natural Resources USA, Inc. (Pioneer), for a total of $242 million, including transaction costs, payable in cash and 6% convertible preferred stock.

The oil and gas revenues and direct operating expenses presented herein relate only to the interests in the Acquired Properties and do not represent all of the oil and gas operations of Pioneer. Oil and gas revenues of the Acquired Properties are recorded on the entitlements method. Direct operating expenses include all costs incurred which are necessary for the production, marketing and distribution of the products produced from the subject properties including, without limitation, costs and expenses of field separation; treatment; dehydration; direct overhead charges (other than costs associated with general corporate activities); pumper, roustabout and field supervision labor; meter calibrations; engineering supervision charges; fuel and electricity; valves, connections and other minor equipment repair; oil and lubricants; major repairs; rental tools and equipment; pipe inspection; trucking; reservoir testing; pressure testing; well plugging; site remediation; operator bonding; insurance charges; salt water disposal; water injection and pressure maintenance; gas compression; hot oil and hot water treatments; filing fees; make-up water purchases; electrician charges; mud and chemicals; pulling and workover units; other miscellaneous supplies and services; and severance, ad valorem and other production related taxes and charges. In addition, lease operating expenses are net of gas plant processing fees and oil and gas production taxes include production and severance taxes and ad valorem taxes associated with the properties. Direct operating expenses do not include charges for depletion, depreciation, amortization and abandonment; federal and state income taxes; interest; or corporate general and administrative expenses. The oil and gas revenues and direct operating expenses for the periods presented may not be indicative of the results of future operations of the properties acquired.

2. SUBSEQUENT EVENT

Effective July 1, 1999, the Company sold certain mineral interests included in the properties purchased from Pioneer to Blackstone Minerals Co., LP for $32 million. The revenues and direct operating expenses associated with these properties included in the Statements of Revenues and Direct Operating Expenses were as follows:

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

     NOTES TO STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES (CONT'D)

                                             YEAR ENDED DECEMBER 31,
                                      ------------------------------------
                                         1998         1997         1996
                                      ----------   ----------   ----------
Revenues ..........................   $5,136,967   $7,189,442   $8,578,608
Direct operating expenses .........      793,131    1,115,379    1,037,518
                                      ----------   ----------   ----------
Revenues in excess of
direct operating expenses .........   $4,343,836   $6,074,063   $7,541,090
                                      ==========   ==========   ==========

3. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

    Estimated quantities of proved net reserves include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the effective date of the acquisition, under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

    Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

    The following tables present the proved oil and gas reserves of the Acquired Properties and a rollforward of the changes in proved reserves for 1998, 1997 and 1996. Because reserve data prior to December 31, 1998 is not available, these tables assume that the only change in reserve quantities was due to production.

                     ESTIMATED QUANTITIES OF PROVED RESERVES

                                                       1998
                                       --------------------------------------
                                       OIL & NGLS       GAS
                                          (Bbl)        (Mcf)           BOE
                                       ----------   -----------    ----------
Proved reserves ...................    26,051,394   224,026,656    63,389,170
Proved developed reserves .........    23,136,377   193,193,545    55,335,301
Proved undeveloped reserves .......     2,915,017    30,833,111     8,053,869

                                       OIL & NGLS       GAS
                                          (Bbl)        (Mcf)           BOE
                                       ----------   -----------    ----------
Balance, January 1, 1998 ..........    29,185,695   248,955,853    70,678,337
Production ........................     3,134,301    24,929,197     7,289,167
                                      -----------   -----------   -----------
Balance, December 31, 1998 ........    26,051,394   224,026,656    63,389,170
                                      ===========   ===========   ===========

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

     NOTES TO STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES (CONT'D)


                                                       1997
                                       --------------------------------------
                                       OIL & NGLS       GAS
                                          (Bbl)        (Mcf)           BOE
                                       ----------   -----------    ----------
Proved reserves ...................    29,185,695   248,955,853    70,678,337
Proved developed reserves .........    25,916,897   214,699,528    61,700,152
Proved undeveloped reserves .......     3,268,798    34,256,325     8,978,185

                                       OIL & NGLS       GAS
                                          (Bbl)        (Mcf)           BOE
                                       ----------   -----------    ----------
Balance, January 1, 1997 ..........    32,097,153   280,688,539    78,878,576
Production ........................     2,911,458    31,732,686     8,200,239
                                      -----------   -----------   -----------
Balance, December 31, 1997 ........    29,185,695   248,955,853    70,678,337
                                      ===========   ===========   ===========

                                                       1996
                                       --------------------------------------
                                       OIL & NGLS       GAS
                                          (Bbl)        (Mcf)           BOE
                                       ----------   -----------    ----------
Proved reserves ...................    32,097,153   280,688,539    78,878,576
Proved developed reserves .........    28,301,902   241,166,669    68,496,347
Proved undeveloped reserves .......     3,795,251    39,521,870    10,382,229

                                       OIL & NGLS       GAS
                                          (Bbl)        (Mcf)           BOE
                                       ----------   -----------    ----------
Balance, January 1, 1996 ..........    34,598,742   311,013,588    86,435,003
Production ........................     2,501,589    30,325,049     7,556,427
                                      -----------   -----------   -----------
Balance, December 31, 1996 ........    32,097,153   280,688,539    78,878,576
                                      ===========   ===========   ===========

The following tables are a summary of the standardized measure of discounted future net cash flows related to the proved oil and gas reserves of the Acquired Properties and a rollforward of the standardized measure for 1998, 1997 and 1996. Similar to the preceding tables on reserve quantities, because reserve data prior to December 31, 1998 is not available, the tables assume that the only change in reserve quantities was due to production. For these calculations, estimated future cash flows from the future production of proved reserves were computed using oil and gas prices as of the end of each year. The estimates for 1997 and 1996 cash flows also assume that differentials between published prices, development and production costs and decline curve estimates are consistent with these estimates as of December 31, 1998. Future development and production costs attributable to proved reserves were estimated assuming that conditions existing in 1998 would continue over the economic life of the properties, and costs were not escalated for the future. The Acquired Properties are not a separate tax paying entity. Accordingly, the standardized measure of discounted future net cash flows from proved reserves is presented before deduction of federal income taxes. The information presented below should not be viewed as an estimate of the fair value of the acquired interests, nor should it be considered indicative of any future trends.

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

     NOTES TO STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES (CONT'D)


            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                           1998               1997               1996
                                                     ---------------    ---------------    ---------------
Future cash inflows ..............................   $   621,543,244    $   903,476,000    $ 1,299,819,214
Future production and development costs ..........      (267,522,684)      (287,390,214)      (309,018,817)
Discounts of future net cash flows at 10%
 per annum .......................................      (154,852,977)      (270,121,156)      (454,194,337)
                                                     ---------------    ---------------    ---------------
Standardized measure of discounted future
 net cash flows ..................................   $   199,167,583    $   345,964,630    $   536,606,060
                                                     ===============    ===============    ===============

Standardized measure of discounted future
 net cash flows, beginning of year ...............   $   345,964,430    $   536,606,060    $   566,261,726
Oil and gas sales net of production costs ........       (57,550,871)       (94,155,693)       (92,573,636)
Development costs, accretion of discount,
  etc ............................................       (89,245,976)       (96,485,737)        62,917,970
                                                     ---------------    ---------------    ---------------
Standardized measure of discounted future
 net cash flows, end of year .....................   $   199,167,583    $   345,964,630    $   536,606,060
                                                     ===============    ===============    ===============

The weighted-average prices of oil and gas at December 31, 1998, 1997 and 1996 used in the calculation of the Standardized Measure were $9.63, $15.18 and $23.46 per barrel, respectively, for oil, $6.52, $10.32 and $15.95 per barrel, respectively, for NGL's, and $1.76, $2.06 and $2.28 per MCF, respectively, for gas.

Development costs for the year ended December 31, 1998 were $21,138,128. Exploration costs and incremental general and administrative costs were insignificant for all periods presented.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Vista Energy Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Vista Energy Resources, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Energy Resources, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Dallas, Texas
February 16, 2000

                          VISTA ENERGY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           December 31,
                                                                       1999            1998
                                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                        $    454,890    $         --
  Accounts receivable:
     Oil and gas sales                                                2,654,005       1,498,727
     Trade                                                              560,521         900,401
  Other                                                                 315,143         262,218
                                                                   ------------    ------------
         Total current assets                                         3,984,559       2,661,346
PROPERTY AND EQUIPMENT:
  Oil and gas properties, based on successful efforts accounting     94,965,190      86,970,665
  Other                                                                 596,807         529,771
                                                                   ------------    ------------
                                                                     95,561,997      87,500,436
  Less accumulated depreciation, depletion and amortization         (35,618,237)    (30,956,448)
                                                                   ------------    ------------
  Property and equipment, net                                        59,943,760      56,543,988
OTHER ASSETS                                                            829,215         537,983
                                                                   ------------    ------------
         Total Assets                                              $ 64,757,534    $ 59,743,317
                                                                   ============    ============

Liabilities and stockholders' equity
CURRENT LIABILITIES:
  Accounts payable                                                 $  4,671,916       2,829,495
  Accrued expenses                                                      499,145         259,117
                                                                   ------------    ------------
         Total current liabilities                                    5,171,061       3,088,612
LONG-TERM DEBT                                                       53,000,000      50,730,894
DEFERRED TAX LIABILITY                                                1,003,000         350,000
OTHER LONG-TERM LIABILITIES                                             205,116         205,116
STOCKHOLDERS' EQUITY:
      Common Stock, par value $.01 per share;
        Authorized - 7,142,857 shares; 2,339,090 issued and
        2,338,190 outstanding at December 31, 1999;
        2,339,090 issued and 2,330,334 outstanding at
        December 31, 1998;                                              163,736         163,736
      Treasury Stock - 900 and 8,756  shares at December 31,
        1999 and 1998, respectively                                     (21,798)       (212,070)
      Additional paid in capital                                     24,983,937      25,071,099
      Retained earnings (deficit)                                   (19,747,518)    (19,654,070)
                                                                   ------------    ------------
         Total stockholders' equity                                   5,378,357       5,368,695
                                                                   ------------    ------------
         Total liabilities and stockholders' equity                $ 64,757,534    $ 59,743,317
                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Years Ended December 31,
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
REVENUES:
   Oil and gas sales                               $ 18,754,647    $  8,737,056    $  8,874,961
                                                   ------------    ------------    ------------
        Total revenues                               18,754,647       8,737,056       8,874,961
COSTS AND EXPENSES:
        Lease Operating                               6,676,143       4,398,384       3,688,695
        Exploration Costs                                52,850          32,077          97,211
        Depreciation, depletion and amortization      4,777,352       3,014,707       2,169,098
        Impairment of oil and gas properties                 --      24,849,632              --
        General and administrative                    2,764,596       1,743,814         987,020
        Amortization of Unit Option Awards                   --       4,262,089         315,518
                                                   ------------    ------------    ------------
            Total costs and expenses                 14,270,941      38,300,703       7,257,542
                                                   ------------    ------------    ------------
            Operating income (loss)                   4,483,706     (29,563,647)      1,617,419
        Gain (loss) on sale of property                 146,231        (317,293)        (87,678)
        Interest income                                  12,112           5,833              --
        Interest expense                             (4,144,392)     (1,597,350)     (1,048,009)
        Other income                                     61,895         111,745         115,949
                                                   ------------    ------------    ------------
NET INCOME (LOSS) BEFORE TAXES                          559,552     (31,360,712)        597,681
        Income tax expense (benefit):
           Current                                           --              --             N/A
           Deferred                                     653,000      (6,560,351)            N/A
                                                   ------------    ------------    ------------
NET INCOME (LOSS)                                  $    (93,448)   $ 24,800,361)   $    597,681
                                                   ============    ============    ============
Earnings (loss) per share:
       Basic                                       $       (.04)   $     (13.68)   $        .34
       Diluted                                             (.04)         (13.68)            .34
                                                   ============    ============    ============
Actual Net Income (Loss)                           $    (93,448)   $(24,800,361)   $    597,681
       Pro Forma tax expense                                N/A             N/A         211,720
                                                   ------------    ------------    ------------
PRO FORMA NET INCOME (LOSS)                        $    (93,448)   $(24,800,361)   $    385,961
                                                   ============    ============    ============
Pro Forma earnings (loss) per share
       Basic                                       $       (.04)   $     (13.68)   $        .22
       Diluted                                     $       (.04)   $     (13.68)   $        .22
Weighted Average Shares Outstanding (Note 10)         2,332,298       1,812,473       1,750,501
                                                   ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                       Common Stock                       Additional                                     Total
                                  ----------------------    Treasury        Paid in       Retained      Partners'    Stockholders'
                                     Shares      Amount      Stock          Capital       Deficit        Equity          Equity
                                  -----------  ---------  ------------   ------------   ------------   -----------   ------------
BALANCE at December 31, 1996               --         --            --             --             --     6,783,453      6,783,453

Unit option awards                         --         --            --             --             --       315,518        315,518
Net income                                 --         --            --             --             --       597,681        597,681
                                  -----------  ---------  ------------   ------------   ------------   -----------   ------------
BALANCE at December 31, 1997               --         --            --             --             --     7,696,652      7,696,652

Net loss through October 28, 1998          --         --            --             --             --    (5,146,291)    (5,146,291)
Midland Merger                      2,339,090    163,736      (212,070)    25,071,099             --    (6,812,450)    18,210,315
Unit option awards                         --         --            --             --             --     4,262,089      4,262,089
Net loss subsequent to
   Midland Merger                          --         --            --             --    (19,654,070)           --    (19,654,070)
                                  -----------  ---------  ------------   ------------   ------------   -----------   ------------
BALANCE at December 31, 1998        2,339,090    163,736      (212,070)    25,071,099    (19,654,070)           --      5,368,695

Reissuance of treasury stock               --         --       190,272        (87,162)            --            --        103,110
Net Loss                                   --         --            --             --        (93,448)           --        (93,448)
                                  -----------  ---------  ------------   ------------   ------------   -----------   ------------
BALANCE  at December 31, 1999       2,339,090  $ 163,736  $    (21,798)  $ 24,983,937   $(19,747,518)  $        --   $  5,378,357
                                  ===========  =========  ============   ============   ============   ===========   ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VISTA ENERGY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Years Ended December 31,
                                                                                1999           1998           1997
                                                                             -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................................  $   (93,448)  $(24,800,361)  $    597,681
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
    Impairment of oil and gas properties ..................................           --     24,849,632             --
    Depreciation, depletion and amortization ..............................    4,777,352      3,014,707      2,169,098
    Provision for income taxes ............................................      653,000     (6,560,351)            --
    Treasury stock issued for compensation ................................      103,110             --             --
    Amortization of unit option awards ....................................           --      4,262,089        315,518
    Exploration cost ......................................................       15,000         32,077         97,211
    (Gain) loss on sale of property .......................................     (146,231)       317,293         87,678
  Changes in working capital
      Increase in Accounts Receivable .....................................     (815,399)      (649,975)      (365,595)
      Increase in other current assets ....................................      (52,925)      (178,699)       (10,594)
      Increase in other non-current assets ................................     (406,794)      (391,100)       (95,828)
      (Decrease) increase in Accounts Payable and accrued expenses ........    1,842,421       (520,550)       578,641
      (Decrease) increase in other non-current liabilities ................      240,028        (30,395)            --
                                                                             -----------   ------------   ------------
        Net cash provided by (used in) operating activities ...............    6,116,114       (655,633)     3,373,810
                                                                             -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment .....................................   (8,265,549)   (22,805,360)   (13,038,815)
  Proceeds from sales of property and
    Equipment .............................................................      335,219        548,364        390,000
                                                                             -----------   ------------   ------------
        Net cash used in investing activities .............................   (7,930,330)   (22,256,996)   (12,648,815)
                                                                             -----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of borrowings ...................................................   (1,030,894)   (31,446,022)      (418,649)
  Proceeds from issuance of debt ..........................................    3,300,000     53,831,522      9,703,572
                                                                             -----------   ------------   ------------
        Net cash provided by financing activities .........................    2,269,106     22,385,500      9,284,923
                                                                             -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .............................................................      454,890       (527,129)         9,918
CASH AND CASH EQUIVALENTS:
  Beginning of period .....................................................           --        527,179        517,211
                                                                             -----------   ------------   ------------
  End of period ...........................................................  $   454,890   $         --   $    527,129
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

On October 28, 1998, pursuant to the terms of an Exchange Agreement dated June 15, 1998 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Vista Partnership and all of the outstanding shares of common stock of the General Partner in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control and resulted in no change in carrying values of these assets and liabilities. The Conversion and other transactions contemplated by the Exchange Agreement were consummated immediately prior to the closing of the Midland Merger. As a result of the Conversion and the Midland Merger, security holders of Midland Resources acquired 638,589 shares (after giving effect to the 1 for 7 reverse stock split in conjunction with the Prize merger) or 27.3 percent of the outstanding "Common Stock" of the Company, and security holders of the Vista Partnership acquired 1,700,501 shares of Common Stock, or 72.7 percent. Accordingly, the accompanying financial statements include the results of operations of the Company and Midland Resources since October 28, 1998, and the results of the Vista Partnership prior to that date.

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

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas properties whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the respective properties' remaining proved reserves. Amortization of capitalized costs of oil and gas properties is provided on a property-by-property basis. Gains or losses are recorded on the sale of oil and gas properties if the entire amortization base is sold.

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

Exploration costs, such as geological and geophysical expenses and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, if any, including the costs, if any, of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful or one year has passed, whichever comes first.

Impairment of Oil and Gas Properties

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that proved oil and gas properties be assessed for an impairment in their carrying value whenever events or changes in circumstances indicate that such carrying value may not be recoverable. SFAS 121 requires that this assessment be performed by comparing the undiscounted future net cash flows and net carrying value of oil and gas properties. This assessment must generally be performed on a property-by-property basis. No impairment was recognized by the Company for the year ended December 31, 1999. For the year ended December 31, 1998, the Company recognized an impairment of its oil and gas properties in the amount of $24.8 million due to the significant decline in oil and gas commodity prices realized during 1998, coupled with the effect of applying purchase accounting to the Midland Merger. No such impairment of the carrying value of oil and gas properties was required in 1997.

SFAS 121 requires that future revenue from the Company's oil and gas production be estimated at prices at which management expects such products will be sold. In evaluating its oil and gas properties for impairment at December 31, 1999, management has estimated such future product prices at levels which it believes are reasonable and supportable. Any downward revisions to management's estimates of product prices could result in additional impairments of its oil and gas properties in future periods.

Other Property and Equipment

Other property and equipment are comprised of furniture, office equipment, fixtures and automobiles. These items are amortized on a straight-line basis over their estimated useful lives, which range from five to seven years.

Other Assets

Other assets are primarily comprised of deferred debt issuance costs and are presented net of accumulated amortization in the financial statements. For the year ended December 31, 1998, the Company expensed all previously capitalized organization costs and the debt issuance costs associated with its former bank financing with Union Bank of California in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities" totaling $0.6 million. Deferred debt issuance costs associated with the existing BankBoston, N.A. ("BankBoston") credit facility of $.6 million and $.4 million at December 31, 1999 and 1998, respectively, are being amortized over the life of the related debt agreements.

Revenue Recognition Policy

Revenues are recorded when products have been delivered and services have been performed. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. The Company's imbalances at year ended December 31, 1999 and 1998 were not significant.

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

Supplemental Cash Flow Information

Cash paid for interest for the year ended December 31, 1999, 1998 and 1997 was $4.1 million, $1.2 million and $0.7 million, respectively. No amounts have been paid for income taxes.

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

Credit and Performance Risks

Credit risk is the risk of loss as a result of nonperformance by financial counterparties of their contractual obligations. Because the loss can occur at some point in the future, a potential exposure is added to current replacement value to arrive at a total expected credit exposure. Performance risk results when a counterparty fails to fulfill its contractual obligation such as commodity pricing or volume commitments. Typically these risk obligations are defined within the trading agreements. The Company believes these credit and performance risks are negligible.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents approximates their fair value of those instruments due to their short maturity. The fair value of the Company's long-term debt is based on the current rates offered to the Company for debt with the same remaining maturity. The Company believes the fair value of its long-term debt approximates its carrying value due to its variable interest rate.

Reverse Stock Split

Effective as of February 8, 2000, the Company's stockholders approved a one-for-seven reverse stock split. All earnings per share and share amounts in these financial statements have been restated for all periods presented to reflect the reverse stock split.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 1999, 1998 and 1997, the Company reported no differences between comprehensive income (loss) and net income (loss).

In June 1997, the FASB issued SFAS 131,"Disclosures about Segments of an Enterprise and Related Information," which requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration and production of oil and gas.

In June 1998, the FASB issued Statement of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either offset by the change in fair value of the hedged asset or liability (if applicable) or reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company primarily uses derivatives to hedge product price and interest rate risks. These derivatives are recorded at cost, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, adoption of SFAS 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

Reclassifications

Certain amounts in the prior periods' financial statements have been reclassified to conform with the current year presentation.

3. SIGNIFICANT ACQUISITIONS OF OIL AND GAS PROPERTIES AND OTHER ASSETS:

1999 Acquisitions

The Company made no material asset acquisitions during 1999.

1998 Acquisitions

On October 28, 1998, the Company completed the Conversion and the Midland Merger (see Note 1). The Company issued 638,589 shares of common stock and 165,896 warrants with an exercise price of $28.00 per share to the Midland Resources shareholders and warrant holders and assumed 261,800 Midland Resources employee options (which expired without exercise in February 1999). The Company also assumed 2,522,670 Midland Resources warrants to effect the Midland Merger. In connection with the Midland Merger, the Company issued 1,700,501 shares of common stock and 8,563,028 warrants with an exercise price of $28.00 per share to the Vista Partnership's existing partners so that the security holders of the Vista Partnership would own 72.7 percent of the Company's outstanding stock and warrants. The estimated value recorded for the consideration paid to the Midland Resources shareholders was based on the market value of the Midland Resources securities at the announcement of the Midland Merger on May 26, 1998. The allocation of the purchase price for the assets acquired and liabilities assumed was as follows:

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

            Pro Forma Condensed Consolidated Statements of Operations
                                   (unaudited)

                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------
                                          1998             1997
                                     --------------   --------------
Total revenues                       $   17,201,844   $   25,366,211
Net income (loss)                       (25,583,668)       2,548,993
Basic income (loss) per share                (10.99)             .16
Diluted net income (loss) per share          (10.99)             .16


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

All of the acquisitions described above (1998 and 1997) were accounted for using the purchase method of accounting. Accordingly, results of operations from these acquisitions are included in the accompanying financial statements only as of the closing dates for each of the acquisitions involved.

4. SALE OF OIL AND GAS PROPERTIES:

During 1999, the Company sold certain oil and gas properties for a total net consideration of $.3 million, which resulted in a recognized gain of $.1 million. During 1998, the Company sold certain oil and gas properties for a total net consideration of $0.5 million, which resulted in a recognized loss of $0.3 million. During 1997, the Company sold certain oil and gas properties for a total net consideration of $0.4 million, which resulted in a recognized loss of $0.1 million. All of the properties sold in 1999, 1998 and 1997 were lower-end, non-strategic, producing oil and gas leases located primarily in the Permian Basin of West Texas.

5. OIL AND GAS PRODUCING ACTIVITIES:

The following table sets forth certain information regarding the aggregate capitalized costs of oil and gas properties:


                                                        AS OF DECEMBER 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
Proved properties ................................  $ 93,368,275   $ 86,142,634
Unproved properties ..............................     1,596,915        828,031
 Accumulated depreciation, depletion and
     Amortization ................................   (35,438,170)   (30,850,079)
                                                    ------------   ------------
                     Net Capitalized Costs .......  $ 59,527,020   $ 56,120,586
                                                    ============   ============

The following table sets forth certain information regarding costs incurred in connection with the Company's oil and gas producing activities:

                                               AS OF DECEMBER 31,
                                     -------------------------------------
                                        1999         1998         1997
                                     -----------  -----------  -----------
Property acquisitions:
     Proved properties ............  $ 3,019,815  $53,822,839  $ 7,217,464
     Unproved properties ..........      895,955      681,665       19,295
     Development costs ............    4,076,436      603,396    5,381,429
     Exploration costs ............       52,850       32,077      176,792
                                     -----------  -----------  -----------
                                     $ 8,045,056  $57,139,977  $12,794,980
                                     ===========  ===========  ===========

6.  LONG-TERM DEBT:

As of December 31, 1999, $53.0 million was outstanding under a $100 million revolving Credit Agreement dated December 18, 1998, and accompanying note (the "Credit Facility") with BankBoston subject to a borrowing base, which is redetermined on a semi-annual basis. The borrowing base at December 31, 1999 was $55 million. The next scheduled borrowing base redetermination is scheduled for February 28, 2000. Borrowings under the Credit Facility are to be used for the acquisition and development of oil and gas properties and for other Company purposes.

The Company has two options with respect to interest rate elections on borrowings under the Credit Facility. The Company may either elect an interest rate equal to (i) the Alternate Base Rate plus the Applicable Margin ("Prime Basis") or (ii) a Eurodollar rate (i.e., London Interbank Offered Rate) plus the Applicable Margin ("LIBOR Basis"). The Applicable Margin (as defined in the Credit Facility) will be adjusted for Borrowing Base usage. The LIBOR Basis option provides for one-, two-, three-, six- and twelve- month interest periods. At December 31, 1999, the effective interest rate on the amount outstanding was
8.98 percent.

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

Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense (See Note 12 for further discussion of hedge accounting). The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent three-month LIBOR for the Company. Effective as of January 1, 1999, this interest rate swap was assigned to BankBoston. In conjunction with such assignment the terms of the swap were modified to reduce the fixed swap rate from 6.02 percent to 5.65 percent and to provide for the right of BankBoston, at its option, to extend the term of the swap until December 23, 2000. BankBoston elected not to extend the term of the swap. Accordingly, the swap terminated on December 23, 1999.

         The aggregate maturities of long-term debt at December 31, 1999, are as follows:

2000                            $          0
2001                                       0
2002                              17,666,667
2003                              17,666,667
2004                              17,666,666
                                ------------
Totals                          $ 53,000,000
                                ============

7. EMPLOYEE BENEFIT PLANS:

Stock Option Plan

In October 1998, the Company adopted its 1998 Key Employee Stock Option Plan (the "1998 Plan") for key employees of the Company. Under the 1998 Plan, options to acquire up to 128,571 shares of common stock of the Company may be granted and outstanding at any given time. The specific terms of grant and exercise are determinable by the Compensation Committee of the Board of Directors of the Company. No options were issued in 1998 or 1999. The exercise price for the options must not be less than the fair market value per common share at the date of grant. The options vest over a three-year period (33 percent, 66 percent and 100 percent) and expire five years from the date of grant.

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

401(k) Savings

The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). The initial plan was established by Midland Resources, however; upon closing of the Midland Merger, the Company adopted the 401(k) Plan. Eligible employees may make voluntary contributions to the 401(k) Plan. The amount contributed by the employees to the 401(k) Plan are limited as specified by the 401(k) Plan. The Company may, at its discretion, make additional contributions to the 401(k) Plan. The Company has historically made a profit sharing contribution to the 401(k) Plan in an amount equal to the employees contribution up to 3 percent of the employees gross salary. The Company incurred costs of $40,884, $24,086 and $18,515 in 1999, 1998 and 1997, respectively, with respect to its defined contribution plan.

Treasury Stock

Under its 1999 Restricted Stock Plan, the Company issued 54,992 shares of Common Stock (7,856 shares after giving effect to a one-for-seven reverse stock split) to certain employees. The issuance of such stock was recorded as compensation expense at the market price of the stock at the time of issuance which was $103,110.

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


                            PERIOD                               AMOUNT
                            ------                               ------
             September 1, 1999-- August 31, 2000                     86,676
             September 1, 2000-- August 31, 2001                     86,676
             September 1, 2001-- August 31, 2002                     86,676
                                                                -----------
                                                                $   260,028
                                                                ===========

The Company also has office space leased at 616 F. M. 1960 West, Suite 600, Houston, Texas 77090. This lease space is space previously leased by Midland Resources. The Company has sublet its space in Houston since it conducts no operations in the Houston area. This lease expires in 2002.

Litigation

The Company and its subsidiaries are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims will have a material effect on the Company's financial position or the results of its operations.

9. SIGNIFICANT CUSTOMERS:

The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be significantly affected by changes in economic and other conditions. In addition, the Company sells a significant portion of its oil and natural gas revenue each year to a few customers. Oil and gas sales to two purchasers in 1999 were approximately 11 percent and 15 percent of total 1999 oil and gas revenues. Oil and gas sales to three purchasers in 1998 were approximately 10 percent, 14 percent and 18 percent of total 1998 oil and gas revenues. Oil sales to three purchasers in 1997 were approximately 20 percent, 19 percent and 18 percent of total 1997 oil and gas revenues.

Management does not believe that the loss of any one customer would have a significant impact on the Company's results of operations.

10. EARNINGS PER SHARE:

Effective December 31, 1997, the Company adopted the provisions of SFAS 128, "Earnings Per Share", which prescribes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion 15, "Earnings Per Share."

The computation of basic and diluted earnings (loss) per share were identical for the years ended December 31, 1999, 1998 and 1997 due to the following:

Options to purchase 37,408 shares of common stock were outstanding since October 28, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Common Stock. All outstanding options expired in February 1999.

Warrants to purchase 1,783,724 shares of Common Stock were not included in the computation of EPS as the Company's common stock market price did not exceed the exercise price of $28.00 per share and the warrants are antidilutive as a result of the Company's net loss for the year ended December 31, 1999. All of these warrants, 11,811,073 of which expire on November 1, 2002, with the remaining warrants expiring from March 1999 through June 2002, were still outstanding at December 31, 1999.

As the Conversion was not completed until October 28, 1998, there were no potentially dilutive equity securities outstanding at either December 31, 1997 and 1996.

EPS has been calculated for all periods presented as if the Conversion had been completed on January 1, 1996.

Effective February 8, 2000, the Company's stockholders approved a one-for-seven reverse stock split in connection with the Prize Merger (see Note 14, Subsequent Event). The earnings per share information has been adjusted to reflect the reverse split retroactively for all periods presented.

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

The effective income tax rate for the company was different than the statutory federal income tax rate for the following reasons:

                                                        1999          1998
                                                    ------------  ------------
Income tax expense (benefit) at the
   Federal statutory rate of 35 percent ..........  $    196,000  $(10,976,249)
Nondeductible Merger Costs .......................       243,000            --
Effect of change in tax status at Conversion .....            --     2,635,353
Unit option awards not deductible for Tax ........            --     1,491,731
Tax loss generated prior to Conversion ...........            --       288,814
Valuation Allowance on Net Operating Loss ........       214,000             0
                                                    ------------  ------------
Income tax expense (benefit) .....................  $    653,000  $ (6,560,351)
                                                    ============  ============

Components of income tax expense (benefit) are as follows:

                                                    1999          1998
                                               ------------  ------------
Current income tax ..........................  $         --  $         --
Deferred income tax expense (benefit) .......       653,000    (6,560,351)
                                               ------------  ------------
Income tax expense (benefit) ................  $    653,000  $ (6,560,351)
                                               ============  ============

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liabilities are recorded as a long-term liability of $1 million and $0.4 million as of December 31, 1999 and 1998, respectively. Significant components of net deferred tax assets and liabilities are as follows:


                                                       December 31,
                                                 -------------------------
                                                     1999          1998
                                                 -----------   -----------
Deferred Tax Assets:
     Net operating loss carryfoward              $ 4,520,000   $ 2,304,000
     Valuation Allowance                            (214,000)           --
                                                 -----------   -----------
                                                 $ 4,306,000   $ 2,304,000
Deferred Tax Liabilities:
     Book property basis in excess of tax basis   (5,309,000)   (2,654,000)
                                                 -----------   -----------
     Net deferred tax liabilities                $ 1,003,000   $   350,000
                                                 ===========   ===========

As of December 31, 1999, the Company has estimated tax loss carryforwards of approximately $13.1 million, which are scheduled to expire in 2000 through 2020. Net operating loss carryforwards of $5.6 million at December 31, 1999 are subject to separate return limitations regarding Midland Resources. Based on the expiration date of certain net operating loss carryforwards, the Company determined at December 31, 1999 that the realization of certain of these tax loss carryforwards was not likely. Accordingly, at December 31, 1999, a valuation allowance was provided for these carryforwards.

12. FINANCIAL INSTRUMENTS:

Commodity Price Hedging Instruments

The Company periodically uses derivative financial instruments to manage crude oil and natural gas price risk. These instruments qualify as hedges under generally accepted accounting principles and are properly recorded as adjustments to oil and gas sales in the consolidated statements of operations. In order to qualify for hedge accounting, each financial instrument must be initially designated as a hedge, must appropriately reduce the price risk and must have correlation to the commodity being hedged. If an instrument does not qualify as a hedge, then it is accounted for as a speculative transaction. It is the Company's policy not to engage in speculative transactions of this nature. The Company's realized gains and losses attributable to its price risk management activities were $(2.8) million, $0.9 million and $(0.2) million for the years ended December 31, 1999, 1998 and 1997.

In the tables set forth below, "Transaction Date" is the date on which the Company entered into the hedge. The Company typically enters into "swaps" or "collars." A swap is a fixed-price hedge and a collar is a hedge that has a ceiling price and a floor price. If the particular product price stays in between the ceiling and the floor prices, then no payments are made by either party under a collar. The terms "Put Floor Price" and "Call Ceiling Price" refer to the prices at which the Company has hedged its production and are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil or monthly NYMEX (Henry Hub) closing prices for natural gas. Volumes refer to barrels of crude oil or Mcf of gas, where one Mcf is equivalent to one MMBtu. The "Term" refers to the time period of the hedge.

Set forth below is the contract amount and material terms of all crude oil hedging instruments held by the Company at December 31, 1999:



    Trade             Type            Monthly       Put Floor     Call Ceiling                        Fair Value (Loss)
    Date          Transaction         Volume      Price per Bbl   Price per Bbl        Term         At December 31, 1999
    ----          -----------         ------      -------------   -------------        ----         --------------------
  12-11-98            Swap            40,000          $14.20          $14.20      8-1-99 to 6-30-00      $    (2,192,475)
   4-19-99           Collar           20,000           15.00           17.00      1-1-00 to 6-30-00             (777,737)
   4-19-99           Collar           40,000           15.00           16.85      7-1-00 to 12-31-00            (939,039)


Set forth below is the contract amount and material terms of all NYMEX natural gas hedging instruments held by the Company at December 31, 1999:

    Trade             Type            Monthly       Put Floor     Call Ceiling                        Fair Value (Loss)
    Date          Transaction         Volume      Price per Bbl   Price per Bbl        Term         At December 31, 1999
    ----          -----------         ------      -------------   -------------        ----         --------------------
   1-12-99           Swap          120,000           $2.12          $2.12 Mcf    1-1-00 to 12-31-00      $    (475,000)
    2-8-99           Swap          120,000         $2.35 Mcf        $2.35 Mcf    1-1-01 to 12-31-01           (221,640)

The Company also hedges from time to time the basis for its natural gas production which depends upon the location of its gas production. Such basis hedges are immaterial to the financial performance of the Company. As of December 31, 1999, the Company had hedged approximately 30 percent of estimated 2000 oil production and 40 percent of estimated 2000 natural gas production. As of December 31, 1999, the Company had hedged 39 percent of estimated 2001 natural gas production.

Interest Rate Swap Agreement

Effective as of December 23, 1997, the Company entered into an interest rate swap accounted for as a hedge with any realized gains or losses appropriately recorded as interest expense. The swap consists of a $10 million notional amount of indebtedness at a fixed swap rate of 6.02 percent three-month LIBOR for the Company. Effective as of January 1, 1999, this interest rate swap was assigned to BankBoston. In conjunction with such assignment the terms of the swap were modified to reduce the fixed swap rate from 6.02 percent to
5.65 percent and to provide for the right of BankBoston, at its option, to extend the term of the swap until December 23, 2000. BankBoston elected not to extend the term of the swap. Accordingly, the swap terminated on December 23, 1999.

13. OIL AND GAS RESERVES INFORMATION (UNAUDITED):

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. Williamson Petroleum Consultants reviewed leases containing 98 percent of the estimated reserves prepared by the Company as of December 31, 1999. Williamson Petroleum Consultants, Inc. evaluated leases containing 97 percent of the estimated reserves prepared by the Company as of December 31, 1998. The estimates as of December 31, 1997, were prepared by the Company based on work done in conjunction with Williamson Petroleum Consultants, Inc.

Future prices received for production and future production costs may vary, perhaps significantly from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's estimates of future net cash flows from the Company's proved properties and the representative value thereof are made using oil and natural gas prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows at December 31, 1999, 1998 and 1997 were as follows: $ 25.60, $10.64 and $16.10 per barrel for oil, respectively, and $2.30, $1.83 and $2.01 per Mcf for natural gas, respectively.

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

The following unaudited table sets forth proved oil and gas reserves at December 31, 1999, 1998 and 1997:

                                                                   For the Years Ended December 31,
                                       ---------------------------------------------------------------------------------------
                                                  1999                          1998                          1997
                                       ---------------------------   ---------------------------   ---------------------------
                                           Oil             Gas           Oil             Gas           Oil             Gas
                                          (Bbls)          (Mcf)         (Bbls)          (Mcf)         (Bbls)          (Mcf)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Proved Reserves:
      Beginning of year                  10,458,770     31,645,967      7,216,559     11,295,325      4,540,419      7,185,636
      Revisions of previous estimates     4,440,500      6,222,728     (1,669,606)    (2,576,510)     1,304,819       (969,377)
      Extensions and  discoveries            59,091      1,127,502        465,458      4,182,533      1,161,953
      Purchase of minerals in  place        270,866        816,787       ,118,101     20,024,034        762,282      6,206,929
      Sale of minerals in place              (7,484)        (7,780)       142,316)       (28,925)      (148,902)      (343,565)
      Production                           (910,663)    (2,901,263)      (529,426)    (1,250,490)      (403,812)      (784,298)
                                       ------------   ------------   ------------   ------------   ------------   ------------
      End of year                        14,311,080     36,903,941     10,458,770     31,645,967      7,216,759     11,295,325
                                       ============   ============   ============   ============   ============   ============

Proved Developed Reserves:
 Beginning of year                        6,708,844     22,613,532      3,559,850      7,909,902      3,092,149      5,510,499
                                       ------------   ------------   ------------   ------------   ------------   ------------
 End of  year                             9,426,593     24,324,839      6,708,844     22,613,532      3,559,850      7,909,902
                                       ============   ============   ============   ============   ============   ============

-------------
(1) Proved reserves have historically been revised upward as a result of successful in-field drilling and implementation of secondary recovery projects which result in the reclassification of "probable" reserves to the "proved" category. Other less significant revisions occurred and are attributable to properties Vista purchased which, as a result of additional in-depth geological and engineering reviews, were determined to have additional proved reserves (i.e., more than were originally identified at the time of purchase). During 1998, negative reserve revisions were the result of significantly lower prices from the previous year. During 1999, reserve revisions were also the result of significantly higher prices from the pervious year.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 1999, 1998 and 1997:

                                                           For the Years Ended December 31,
                                                         1999            1998            1997
                                                    -------------   -------------   -------------
Cash Flows Relating to Proved Reserves:
    Future cash flows ............................  $ 433,726,012   $ 170,551,299   $ 131,921,276
    Future costs:
       Production ................................   (142,258,888)    (69,536,325)    (45,194,356)
       Development ...............................    (21,058,186)    (15,369,172)    (12,371,206)
       Income taxes ..............................    (55,436,594)             --     (10,032,197)
                                                    -------------   -------------   -------------
    Future net cash flows ........................    214,972,344      75,613,605      74,355,714
    10% discount factor ..........................    (77,845,272)    (25,376,691)    (35,775,170)
                                                    -------------   -------------   -------------
Standardized measure of discounted future net
   Cash flows ....................................  $ 137,127,072   $  50,236,914   $  38,580,544
                                                    =============   =============   =============

Had the Company been a taxable entity at December 31, 1997, the future income taxes would have been $14.1 million on an undiscounted basis and $7.8 million on a discounted basis, and the standardized measure of discounted future net cash flows at December 31, 1997 would have been $37.0 million.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 1999, 1998 and 1997:

                                                                   1999           1998           1997
                                                              -------------   ------------   ------------
Standardized Measure, Beginning of Year ....................  $  50,236,914   $ 38,580,544   $ 40,851,543
     Net change in sales prices, net of production costs ...     69,796,078    (17,336,320)   (12,557,771)
     Development costs incurred during the year which
         Were previously estimated .........................      3,252,000      3,000,000      5,073,000
     Revisions of quantity estimates .......................     45,963,149     (6,361,075)     6,325,872
     Extensions, discoveries and improved recovery, net
         of future production and development costs ........      1,606,189      4,296,455      2,382,351
     Accretion of discount .................................      5,023,691      3,858,054      4,085,154
     Change in future development costs ....................     (6,787,182)     4,484,697     (4,116,068)
     Change in timing and other ............................     (6,723,708)    (2,830,538)    (5,394,793)
     Purchases of reserves in place ........................      3,302,009     27,382,247      8,289,041
     Sales of reserves in place ............................         (4,874)      (498,478)    (1,171,519)
     Sales, net of production costs ........................    (13,310,719)    (4,338,672)    (5,186,266)
     Net change in income taxes ............................    (15,226,475)             0              0
                                                              =============   ============   ============
Standardized Measure, End of Year ..........................  $ 137,127,072   $ 50,236,914   $ 38,580,544
                                                              =============   ============   ============

14.      SUBSEQUENT EVENT:

On February 8, 2000, the Company and Prize Energy Corp., a Delaware corporation ("Prize"), merged pursuant to the terms of an Agreement and Plan of Merger dated October 8, 1999. The combined company's focused growth strategy is concentrated on the acquisition and exploitation of oil and gas properties in its core operating areas of the Permian Basin of West Texas and Southeastern New Mexico, onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Western Oklahoma and the Texas panhandle.

Under the terms and conditions of the merger between the Company and Prize, Prize became a wholly-owned subsidiary of the Company in exchange for 8.3 million shares of common stock of the Company, and 3.9 million shares of a newly created Series A 6% convertible preferred stock of the Company. The Company's outstanding warrants remain outstanding in accordance with their terms. The merger with Prize was structured as a reorganization for tax purposes. The merger resulted in the previous holders of common stock of the Company owning approximately 16 percent of the outstanding common stock of the combined company and the holders of common stock and preferred stock of Prize collectively owning, on a fully converted basis, approximately 84 percent of the outstanding common stock of the combined company.

The combined company is headquartered in Dallas, Texas, with operating offices in Midland and Victoria, Texas and Elmore City, Oklahoma. The combined company has a capital structure consisting of approximately 10.7 million shares of common stock outstanding, approximately $30.0 million of convertible preferred securities and approximately $195 million of net long-term debt.

                               PRIZE ENERGY CORP.

                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


On February 8, 2000, Prize Natural Resources, Inc., formerly known as Prize Energy Corp. (Old Prize) merged with Vista Energy Resources, Inc. (Vista) to form Prize Energy Corp. (Prize). Pro forma financial statements for 1998 and September 30, 1999 were previously filed with the Securities and Exchange Commission in the S-4 Registration Statement of Vista. The accompanying pro forma statement of operations and balance sheet have been prepared to supplement the previously filed pro forma financial statements for the merger.

The accompanying Unaudited Pro Forma Consolidated Condensed Financial Statements have been prepared by recording pro forma adjustments to the audited balance sheet of Old Prize, the Unaudited Pro Forma Consolidated Condensed Statement of Operations of Old Prize and the audited consolidated financial statements of Vista. The accompanying Unaudited Pro Forma Consolidated Condensed Balance Sheet as of December 31, 1999 assumes the merger of Prize and Vista occurred on December 31, 1999. The Unaudited Pro Forma Consolidated Condensed Statement of Operations for the year ended December 31, 1999 has been prepared assuming the merger occurred on January 1, 1998 to be consistent with the pro forma financial statements filed in the Registration Statement.

The Unaudited Pro Forma Consolidated Condensed Financial Statements are not necessarily indicative of the financial position or results of operations that would have occurred had the merger been effected on the assumed dates. Additionally, future results may vary significantly from the results reflected in the Unaudited Pro Forma Consolidated Condensed Statements of Operations due to normal production declines, changes in prices, future transactions, and other factors. These statements should be read in conjunction with the (i) Audited Consolidated Financial Statements of Old Prize for the period ended December 31, 1999, (ii) the Audited Financial Statements of Vista for the year ended December 31, 1999, and (iii) the Unaudited Pro Forma Condensed Financial Statements of Old Prize.

                               PRIZE ENERGY CORP.

            UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999



                        ASSETS

                                                                       OLD       PRO FORMA        PRIZE
                                                           VISTA       PRIZE    ADJUSTMENTS     PRO FORMA
                                                         ---------   ---------  -----------     ---------
                                                                         (IN THOUSANDS)
Current Assets:
  Cash ................................................  $     455   $   3,353   $      --      $   3,808
  Accounts receivable .................................      3,215      20,661       4,606(a)      28,482
  Other ...............................................        315         633          --            948
                                                         ---------   ---------   ---------      ---------
    Total current assets ..............................      3,985      24,647       4,606         33,238
Properties and equipment, at cost
  Oil and gas properties ..............................     94,965     219,227         386(a)     314,578
  Other ...............................................        597         984                      1,581
                                                         ---------   ---------   ---------      ---------
                                                            95,562     220,211         386        316,159
Accumulated depletion, depreciation and amortization ..    (35,618)     (8,714)     35,618(a)      (8,714)
                                                         ---------   ---------   ---------      ---------

                                                            59,944     211,497      36,004        307,445
Other assets ..........................................        829       2,466        (571)(a)      2,724
                                                         ---------   ---------   ---------      ---------
    Total assets ......................................  $  64,758   $ 238,610   $  40,039      $ 343,407
                                                         =========   =========   =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities ............  $   5,171   $  23,000   $   1,000(a)   $  29,171
Long-term debt ........................................     53,000     127,000          --        180,000
Deferred taxes ........................................      1,003         158      18,110(a)      19,271
Other long-term liabilities ...........................        206          --          --            206
Stockholders' equity:
  Convertible voting preferred stock ..................         --      30,907          --         30,907
  Common stock ........................................        164          --         (57)(b)        107
  Treasury stock ......................................        (22)         --          --            (22)
  Paid-in capital .....................................     24,984      49,343       1,238(b)      75,565
  Retained earnings ...................................    (19,748)      8,202      19,748(b)       8,202
                                                         ---------   ---------   ---------      ---------
    Total stockholders' equity ........................      5,378      88,452      20,929        114,759
                                                         ---------   ---------   ---------      ---------
    Total liabilities and stockholders' equity ........  $  64,758   $ 238,610   $  40,039      $ 343,407
                                                         =========   =========   =========      =========

                             See accompanying notes.

                               PRIZE ENERGY CORP.

                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999


                                                                 PRO FORMA      PRO FORMA            PRIZE
                                                     VISTA       OLD PRIZE     ADJUSTMENTS         PRO FORMA
                                                 ------------   ------------   ------------      ------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues
  Oil and gas sales ...........................  $     18,755   $     82,503   $         --      $    101,258
Costs and expenses
  Lease operating expenses ....................         6,676         27,994             --            34,670
  Exploration costs ...........................            53             --             --                53
  Depreciation, depletion and amortization.....         4,777         17,638          2,069(c)         24,484
  General and administrative ..................         2,765          6,081             --(d)          8,846
                                                 ------------   ------------   ------------      ------------
    Total costs and expenses ..................        14,271         51,713          2,069            68,053
                                                 ------------   ------------   ------------      ------------
Operating income (loss) .......................         4,484         30,790         (2,069)           33,205
Other:
  Interest expense, net .......................         4,132         11,054             --            15,186
  (Gain) loss on sale of assets ...............          (146)            __             --              (146)
  Other .......................................           (62)          (180)            --              (242)
                                                 ------------   ------------   ------------      ------------
    Total other ...............................         3,924         10,874             --            14,798
                                                 ------------   ------------   ------------      ------------
Income before income tax ......................           560         19,916         (2,069)           18,407
Provision for income taxes ....................           653          7,363         (1,211)(e)         6,805
                                                 ------------   ------------   ------------      ------------
Net income (loss) .............................  $        (93)  $     12,553   $       (858)     $     11,602
                                                 ============   ============   ============      ============
Less preferred dividends ......................            --         (1,953)            --            (1,953)
                                                 ------------   ------------   ------------      ------------
Income available to common stockholders .......  $        (93)  $     10,600   $       (858)     $      9,649
                                                 ============   ============   ============      ============
Earnings per Share
  Basic .......................................  $      (0.04)                                   $        .91
  Diluted .....................................  $      (0.04)                                   $        .78
                                                 ============                                    ============
Weighted-average common shares
    outstanding-- basic .......................     2,332,298                                      10,646,658
                                                 ============                                    ============
Weighted-average common shares
    outstanding-- diluted .....................     2,332,298                                      14,939,768
                                                 ============                                    ============

                             See accompanying notes.

                               PRIZE ENERGY CORP.

                    NOTES TO UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited pro forma consolidated condensed financial statements have been prepared to give effect to the merger of Prize Natural Resources, formerly known as Prize Energy Corp. (Old Prize), and Vista Energy Resources, Inc. (Vista) on February 8, 2000, to form an entity called Prize Energy Corp. (Prize). Under the terms of the proposed merger, Vista will be the legal survivor. However, because Old Prize's stockholders will control a majority of the voting shares of Prize, Old Prize is treated as the acquiror for accounting purposes. Concurrent with the merger, Vista effected a one-for-seven reverse stock split. The unaudited pro forma consolidated condensed balance sheet as of December 31, 1999 is presented as if the combination had occurred on that date. The unaudited pro forma consolidated condensed statements of operations for the year ended December 31, 1999 is presented as if the combination had occurred on January 1, 1998.

The following is a description of the individual columns included in these unaudited pro forma financial statements.

Vista -- Represents the consolidated audited balance sheet of Vista as of December 31, 1999 and the consolidated statement of operations for the year ended December 31, 1999.

Old Prize -- Represents the consolidated audited balance sheet of Old Prize as of December 31, 1999.

Pro Forma Old Prize -- Represents the Old Prize unaudited pro forma consolidated statements of operations for the year ended December 31, 1999 assuming the Pioneer Acquisition, the Minerals Sale and the Sunterra purchase had occurred on January 1, 1998.

(2) PRO FORMA ADJUSTMENTS

(a) To record the purchase of Vista by Old Prize and the purchase price allocation associated with the proposed merger. Under the terms of the merger, Old Prize stockholders are effectively exchanging 16% of their interest in Old Prize for an 84% interest in Vista. Old Prize was a private company with no readily determinable market value. Thus, in order to determine the purchase price paid, Old Prize management estimated the fair value of the 16% interest of Old Prize exchanged for the 84% interest in Vista based on the estimated fair value of Old Prize's oil and gas assets, its debt and other assets and liabilities as of December 31, 1999. The preliminary purchase price is $84.7 million, including liabilities assumed of $58.4 million. The purchase price was assigned to the assets of Vista based on their fair value, resulting in current and other assets of $8.6 million, oil and gas properties of $96.3 million, current liabilities of $6.2 million, debt of $53.0 million, and deferred taxes of $19.2 million.

Purchase price adjustments include the recognition of severance for the executive officers of Vista, de-recognition of Vista's deferred financing costs, the accrual of Vista's hedge position at its fair value and adjustments to the basis of oil and gas properties as well as the related deferred taxes as a result of the merger. The increase to deferred taxes was principally due to the increase in the carrying value of Vista's oil and gas properties as a result of the purchase compared to the tax basis which is not increased as a result of the purchase. There are no identifiable intangible assets related to the purchase. Accordingly, all of the purchase price has been allocated to the tangible assets and liabilities. Management believes the amount assigned to the acquired oil and gas properties approximates the fair value of the properties and is less than the expected undiscounted cash flows of the properties. Thus, no impairment is indicated as of the purchase date. Management does not expect that there will be significant changes to the purchase price allocation.

(b) To reflect the issuance of shares as a result of the merger, the reversal of Vista's retained earnings, and the effect on common stock and paid-in capital of the one-for-seven reverse stock split.

(c) To record the change in depletion, depreciation, and amortization based on the new basis in oil and gas properties resulting from the proposed merger.

(d) Although management expects to achieve some efficiencies in consolidation of the general and administrative functions, firm plans have not yet been determined.

(e) To adjust income tax expense based on the pro forma earnings before income tax and an assumed tax rate of 37%.

In addition, it is expected that Prize will also incur some non-recurring costs as a result of the transaction which will not have a continuing impact, and accordingly are excluded from the pro forma statements of operations. As called for under the terms of the merger, the pro forma balance sheet included an accrual of $1 million for the severance of the executive officers of Vista. In addition, Prize may incur up to $325,000 in severance costs related to other employees of Vista. Prize may also incur additional merger integration costs which have not yet been identified or estimated. Further, Prize is committed to indemnify the Vista officers and directors and, accordingly, will purchase officers' and directors' insurance for the officers and directors of Vista. The cost of the insurance is expected to be less than $75,000. Because the severance costs and the directors' and officers' insurance are not expected to have a continuing impact, no adjustments have been included in the pro forma statements of operations for these costs.

(3) EARNINGS PER SHARE

The following table reconciles the historical shares outstanding to the pro forma shares outstanding on December 31, 1999:

Outstanding common shares of Vista on December 31, 1999..........   16,367,330
Adjusted for the one-for-seven reverse stock split...............    2,338,190
Common shares issued to Old Prize................................    8,308,468
                                                                    ----------
Pro forma New Prize common shares outstanding as of
December 31, 1999................................................   10,646,658
                                                                    ==========

Vista's historical book value per common share was $0.33 per share prior to the reverse stock split. Based on the pro forma outstanding shares on December 31, 1999, Prize's pro forma book value per common share is $7.88.

For the purpose of calculating pro forma earnings per share, Vista's historical weighted-average shares outstanding were adjusted for the one-for-seven reverse stock split, and the shares issued to Old Prize were assumed to have been outstanding since January 1, 1998. For the year ended December 31, 1999, the convertible preferred stock is dilutive and is included in the diluted earnings per share calculation. Because all other potentially dilutive securities had exercise prices above the market price on December 31, 1999, they have been excluded from the pro forma earnings per share calculations as antidilutive.

The following table reconciles pro forma basic and diluted earnings per share for the year ended December 31, 1999:

                                                                        WEIGHTED-
                                                                         AVERAGE     PER SHARE
                                                            INCOME       SHARES       AMOUNT
                                                          -----------  -----------  -----------
Pro forma basic earnings per share:
  Income available to common stockholders ..............  $ 9,649,000   10,646,658  $       .91
Effect of dilutive securities:
  Convertible preferred shares .........................  $ 1,953,000    4,293,110
Pro forma diluted earnings per share ...................  $11,602,000   14,939,768  $      0.78

(4) SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION

The following table presents the pro forma estimate of the proved oil and gas reserves as of December 31, 1999 for Old Prize and Vista combined.

                     ESTIMATED QUANTITIES OF PROVED RESERVES

                                                    OLD PRIZE     VISTA       PRIZE
                                                    OIL & NGLS  OIL & NGLS  OIL & NGLs
                                                       (MBbl)     (MBbl)      (MBbl)
                                                    ----------  ----------  ----------
       Proved reserves ...........................      35,315      14,311      49,626
       Proved developed reserves .................      28,579       9,427      38,006
       Proved undeveloped reserves ...............       6,736       4,884      11,620

                                                       OLD
                                                      PRIZE        VISTA       PRIZE
                                                       GAS          GAS         GAS
                                                      (MMcf)      (MMcf)       (MMcf)
                                                    ----------  ----------  ----------
       Proved reserves ...........................     241,975      36,904     278,879
       Proved developed reserves .................     188,487      24,325     212,812
       Proved undeveloped reserves ...............      53,488      12,579      66,067


                                                    OLD PRIZE     VISTA        PRIZE
                                                       MBOE        MBOE         MBOE
                                                    ----------  ----------  ----------
       Proved reserves ...........................      75,644      20,462      96,106
       Proved developed reserves .................      59,993      13,481      73,474
       Proved undeveloped reserves ...............      15,651       6,981      22,632

Estimated quantities of proved net reserves include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the effective date of the acquisition, under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of the available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following is a summary of the pro forma standardized measure of discounted future net cash flows for Old Prize and Vista combined related to the proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production or proved reserves were computed using oil and gas prices as of December 31, 1999. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic life of the properties, and costs were not escalated for the future. The information presented below should not be viewed as an estimate of the fair value of the acquired interests, nor should it be considered indicative of any future trends.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                          DECEMBER 31, 1999
                                                              ------------------------------------------
                                                               OLD PRIZE        VISTA           PRIZE
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Future cash inflows ........................................  $  1,276,946   $    433,726   $  1,710,672
Future production and development costs ....................      (495,210)      (163,317)      (658,527)
Future income tax expense ..................................      (191,253)       (55,437)      (246,690)
                                                              ------------   ------------   ------------
                                                                   590,483        214,972        805,455
Discount of future net cash flows at 10% per annum .........      (267,059)       (77,845)      (344,904)
                                                              ------------   ------------   ------------
Standardized measure of discounted future net cash flows ...  $    323,424   $    137,127   $    460,551
                                                              ============   ============   ============

The weighted average prices of oil and gas at December 31, 1999 used in the calculation of the standardized measure were $25.60 per barrel for oil and $2.30 per Mcf for gas, respectively.

                                    OLD PRIZE

                        UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

On February 8, 2000, Prize Natural Resources, Inc., formerly known as Prize Energy Corp. (Old Prize) merged with Vista Energy Resources, Inc. (Vista) to form Prize Energy Corp. (Prize). Pro forma financial statements for the merger have been previously filed with the Securities and Exchange Commission in the S-4 Registration Statement of Vista, and pro forma financial statements for the merger as of and for the year ended December 31, 1999, have been included elsewhere in this 10-K annual report. The accompanying pro forma statements of operations reflect certain adjustments for transactions entered into by Old Prize, prior to the merger.

The accompanying Unaudited Pro Forma Consolidated Condensed Financial Statements have been prepared by recording pro forma adjustments to the audited Consolidated Financial Statements of Old Prize and the Statements of Revenues and Direct Operating Expenses for the producing properties purchased by Old Prize from Pioneer Natural Resources USA, Inc. (Pioneer). The Unaudited Pro Forma Consolidated Condensed Statements of Operations for the years ended December 31, 1999 and 1998 have been prepared assuming the purchase of properties from Pioneer, the subsequent sale of the mineral interests and the purchase of the remaining interest in Sunterra occurred on January 1, 1998 to be consistent with the pro forma financial statements filed in the Registration Statement.

The Unaudited Pro Forma Consolidated Condensed Financial Statements are not necessarily indicative of the financial position or results of operations that would have occurred had the transactions been effected on the assumed date. Additionally, future results may vary significantly from the results reflected in the Unaudited Pro Forma Consolidated Condensed Statements of Operations due to normal production declines, changes in prices, future transactions, and other factors. These statements should be read in conjunction with the Consolidated Financial Statements of Prize and the Statements of Revenues and Direct Operating Expenses for the producing properties acquired from Pioneer.

                                    OLD PRIZE

                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                     OLD PRIZE       ACQUIRED
                                                  JANUARY 15, 1999  PROPERTIES
                                                    (INCEPTION)     SIX MONTHS
                                                      THROUGH          ENDED
                                                    DECEMBER 31,      JUNE 30,    PRO FORMA            PRO FORMA
                                                        1999            1999     ADJUSTMENTS           OLD PRIZE
                                                    ------------   ------------  ------------         ------------
                                                                         (IN THOUSANDS)
Revenues
  Oil and gas sales ..............................  $     47,978   $     35,119  $       (594)(a)(b)  $     82,503
Cost and expenses
  Lease operating expenses .......................        16,607         11,127           260(a)(b)         27,994
  Depreciation, depletion and amortization .......         8,714             --         8,924(c)            17,638
  General and administrative .....................         2,831             --         3,250(d)             6,081
                                                    ------------   ------------  ------------         ------------
          Total costs and expenses ...............        28,152         11,127        12,434               51,713
                                                    ------------   ------------  ------------         ------------
Operating income (loss) ..........................        19,826         23,992       (13,028)              30,790
Other
  Interest (income) expense ......................         6,070             --         4,984(e)            11,054
  Other ..........................................          (268)            --            88(b)              (180)
                                                    ------------   ------------  ------------         ------------
          Total other ............................         5,802             --         5,072               10,874
                                                    ------------   ------------  ------------         ------------
Income before income tax .........................        14,024         23,992       (18,100)              19,916
Provision for income tax .........................         4,915             --         2,448(f)             7,363
                                                    ------------   ------------  ------------         ------------
Net Income .......................................         9,109         23,992       (20,548)              12,553
                                                    ============   ============  ============         ============
Less preferred dividends .........................          (907)            --        (1,046)(g)           (1,953)
                                                    ------------   ------------  ------------         ------------
Income Available to Common Stockholders ..........  $      8,202   $     23,992  $    (21,594)        $     10,600
                                                    ============   ============  ============         ============

                             See accompanying notes.

                                    OLD PRIZE

                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998

                                                      ACQUIRED          PRO FORMA           PRO FORMA
                                                     PROPERTIES        ADJUSTMENTS          OLD PRIZE
                                                    ------------      ------------         ------------
                                                                     (IN THOUSANDS)
Revenues
  Oil and gas sales ..............................  $     84,555      $     (2,795)(a)(b)  $     81,760
Cost and Expenses
  Lease operating expenses .......................        27,004                (3)(a)(b)        27,001
  Depreciation, depletion, and amortization ......            --            19,535 (c)           19,535
  General and administration .....................            --             6,500 (d)            6,500
                                                    ------------      ------------         ------------
          Total costs and expenses ...............        27,004            26,032               53,036
                                                    ------------      ------------         ------------
Operating income .................................        57,551           (28,827)              28,724
Other
  Interest expense ...............................                          10,797 (e)           10,797
                                                    ------------      ------------         ------------
          Total other ............................            --            10,797               10,797
                                                    ------------      ------------         ------------
Income before income tax .........................        57,551           (39,624)              17,927
Provision for income taxes .......................                           6,628 (f)            6,628
                                                    ------------      ------------         ------------
Net Income (Loss) ................................  $     57,551      $    (46,252)        $     11,299
                                                    ============      ============         ============
Less preferred dividends .........................                          (1,841)(g)           (1,841)
                                                    ------------      ------------         ------------
Income Available to Common Stockholders ..........  $     57,551      $    (48,093)        $      9,458
                                                    ============      ============         ============

                             See accompanying notes.

                                    OLD PRIZE

                    NOTES TO UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited pro forma consolidated condensed statements of operations of Prize Natural Resources, Inc., formerly known as Prize Energy Corp. (Old Prize) have been prepared to give effect to the 1999 acquisition of oil and gas properties from Pioneer Natural Resources USA, Inc. (Pioneer), the subsequent sale of certain mineral interests which were included in the purchase from Pioneer and the purchase of the remaining interests of Sunterra Petroleum LLC (Sunterra).

In July 1999, Old Prize sold a group of mineral interests for $32 million which were acquired with the oil and gas properties purchased from Pioneer. The properties were located outside Old Prize's principal operating area of Texas and Oklahoma, and the sale was effective July 1, 1999. Accordingly, the properties were assigned a value of $32 million when purchased and no gain or loss was recognized on disposal.

Upon the formation of Old Prize, certain stockholders contributed a minority investment in Sunterra. In July 1999, Old Prize purchased the remaining interest in Sunterra. Prior to the purchase of the remaining interest, Prize's investment in Sunterra was accounted for under the equity method. The pro forma statements of operations assume the transactions had taken place on January 1, 1998.

The following is a description of the individual columns included in these unaudited pro forma condensed consolidated financial statements.

Old Prize -- Represents the audited consolidated statement of operations of Old Prize for the period January 15, 1999 (Inception) through December 31, 1999.

Acquired Properties -- Represents the revenues and direct operating expenses of the oil and gas properties acquired from Pioneer for the six months ended June 30, 1999, and the year ended December 31, 1998.

(2) PRO FORMA ADJUSTMENTS

(a) To reduce the revenues and direct operating expenses associated with the mineral interests acquired from Pioneer, which were subsequently sold.

(b) To increase revenues and direct operating expenses for Sunterra's production and operating expenses and reverse the equity method income recognized prior to the purchase of the remaining interest in Sunterra.

(c) To recognize depletion, depreciation, and amortization associated with the Acquired Properties and the properties of Sunterra.

(d) To recognize estimated incremental general and administrative expense necessary to administer the properties acquired in the Pioneer and Sunterra acquisitions of approximately $3,250,000 for the year ended December 31, 1999 and $6,500,000 for the year ended December 31, 1998. In the aggregate, these costs include the salary and benefits of an estimated 40 employees, insurance coverage, office space, communication, accounting and legal costs.

(e) To record interest expense associated with the borrowings used to finance the acquisition of the Acquired Properties and the debt assumed from Sunterra based on the weighted average interest rate of 6.84% in 1999 and 7.45% in 1998.

(f) To adjust income tax expense based on the pro forma earnings before income tax and an assumed tax rate of 37%.

(g) To reflect the dividends on the preferred stock issued to Pioneer as partial consideration for the Acquired Properties. The preferred stock earns a dividend of 6%, which is payable in additional preferred shares prior to January 1, 2002. Accordingly, this adjustment assumes that additional preferred shares of 142 and 150 were issued in 1998 and 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the merger, Arthur Andersen LLP had been the independent accountant for Vista and Ernst & Young LLP had been the independent accountant for Prize.

In conjunction with the merger, on February 8, 2000, the Board of Directors of the Company approved the engagement of Ernst & Young as the Company's independent accountant for the fiscal year ending December 31, 2000, to replace Arthur Andersen, who was dismissed as independent accountant of the Company after completing the audit of Vista Energy Resources, Inc. and its subsidiaries at December 31, 1999, and for the year then ended. On February 8, 2000, the Board of Directors of the Company also approved the engagement of Ernst & Young as independent accountant to audit Prize and its subsidiaries at December 31, 1999, and for the period then ended. The audit of Vista for the fiscal year ended December 31, 1999, was completed on February 16, 2000.

Arthur Andersen's reports on Vista's financial statements for the fiscal years ended December 31, 1999 and 1998, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of Vista's financial statements for the fiscal years ended December 31, 1999 and 1998, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with their report.

Arthur Andersen has furnished to the Company a letter addressed to the Securities and Exchange Commission, which is filed as Exhibit 16 to this Form 10-K, stating that Arthur Andersen agrees with the statements concerning Arthur Andersen contained in the second, third and fourth paragraphs of this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K. Additional information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)(1) FINANCIAL STATEMENTS:

The financial statements of Prize and its subsidiaries and related report of independent public accountants are listed in Item 8 of this Form 10-K.

The financial statements of Vista and its subsidiaries and related report of independent public accountants are listed in Item 8 of this Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as inapplicable or because the required information is contained in the financial statements of Prize or Vista, as the case may be, or included in the respective notes thereto.

(3) EXHIBITS:

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

          Exhibit
           Number                     Description

            2.1 Agreement and Plan of Merger, dated as of October 8, 1999, among Vista Energy Resources, Inc. (now named Prize Energy Corp.), PEC Acquisition Corp. and Prize Energy Corp. (now named Prize Natural Resources, Inc.) (filed as Annex A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, Registration No. 333-93561, as amended (the "Registration Statement").

            2.2 First Amendment to Agreement and Plan of Merger, dated as of January 5, 2000, among Vista Energy Resources, Inc. (now named Prize Energy Corp.), PEC Acquisition Corp. and Prize Energy Corp. (now named Prize Natural Resources, Inc.) (filed as Exhibit 2.2 to the Registration Statement).

            3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's report on Form 8-K dated February 8, 2000).

            3.2         Amended and Restated Bylaws of the Company (filed as
                        Exhibit 3.2 to the Company's report on Form 8-K dated February 8, 2000).

            4.1 Amended and Restated Registration Rights Agreement, dated as of February 8, 2000, among the Company, Prize Natural Resources, Inc. (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as
                        Exhibit 4.1 to the Company's report on Form 8-K dated February 8, 2000).

            4.2 Certificate of Designation, Voting Powers and Rights of Series A 6% Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company's report on Form 8-K dated February 8, 2000).

            4.3 Specimen Stock Certificate for the Common Stock, par value $.01 per share, of Vista Energy Resources, Inc. (now named Prize Energy Corp.)(filed as an exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-58495, as amended (the "1998 Registration Statement").

            4.4 Registration Rights Agreement, dated as of October 28, 1998, by and among Vista Energy Resources, Inc. (now named Prize Energy Corp.) and certain security holders of Midland Resources, Inc. (filed as an exhibit to the 1998 Registration Statement).

            4.5 Warrant Agreement dated as of October 28, 1998, among Vista Energy Resources, Inc. (now named Prize Energy Corp.) and American Stock Transfer Company of America, Inc. (filed as an exhibit to the 1998 Registration Statement).

            4.6 Warrant Agreement dated as of November 1, 1990, among Midland Resources, Inc. and American Stock Transfer Company of America, Inc. (filed as Exhibit 4.6 to the Registration Statement).

            10.1 Amended and Restated Credit Agreement, dated as of February 8, 2000, among Prize Energy Resources, L.P., Vista Resources Partners, L.P. and Midland Resources, Inc., as borrowers, the Company, as guarantor, certain financial institutions, BankBoston, N.A., as administrative agent, First Union National Bank, as syndication agent, CIBC Inc., as documentation agent, and Bank One, Texas, N.A., as lead manager (filed as Exhibit 10.1 to the Company's report on Form 8-K dated February 8, 2000).

            10.2 Voting and Shareholders Agreement, dated as of February 8, 2000, among the Company, Prize Natural Resources, Inc. (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as Exhibit 10.2 to the Company's report on Form 8-K dated February 8,
                        2000).

            10.3 Assignment and Assumption Agreement, dated as of February 8, 2000, between the Company and Prize Natural Resources, Inc. (formerly known as Prize Energy Corp.) relating to that certain Joint Participation Agreement attached thereto, dated as of June 29, 1999, between Prize Energy Corp. (now Prize Natural Resources, Inc.) and Pioneer Natural Resources USA, Inc. (filed as
                        Exhibit 10.3 to the Company's report on Form 8-K dated February 8, 2000).

            10.4* Amended and Restated Option Plan of the Company (filed as Exhibit 10.4 to the Company's report on Form 8-K dated February 8, 2000).

            10.5 Advisory Services Agreement between Vista Energy Resources, Inc. (now named Prize Energy Corp.), Natural Gas Partners II, L.P. and Natural Gas Partners III, L.P. (filed as an exhibit to the 1998 Registration Statement).

            10.6* Vista Energy Resources, Inc. 1998 Key Employee Stock Option Plan (filed as an exhibit to the 1998 Registration Statement).

            10.7* Consulting and Termination Agreement, dated as of October 8, 1999, by and among Prize Energy Corp. (now named Prize Natural Resources, Inc.), Vista Energy Resources, Inc. (now named Prize Energy Corp.) and C. Randall Hill (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30,
                        1999).

            10.8* Consulting and Termination Agreement, dated as of October 8, 1999, by and among Prize Energy Corp. (now named Prize Natural Resources, Inc.), Vista Energy Resources, Inc. (now named Prize Energy Corp.) and Steven D. Gray (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30,
                        1999).

            10.9* Consulting and Termination Agreement, dated as of October 8, 1999, by and among Prize Energy Corp. (now named Prize Natural Resources, Inc.), Vista Energy Resources, Inc. (now named Prize Energy Corp.) and R. Cory Richards (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30,
                        1999).

            10.10* Indemnification Agreement, dated as of October 28, 1998, by and between Vista Energy Resources, Inc. (now named Prize Energy Corp.) and each of its directors and executive officers (filed as an exhibit to the 1998 Registration Statement).

            10.11* Vista Energy Resources, Inc. Severance Benefit Plan, Effective October 8, 1999 (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30, 1999).

            16. Letter regarding Change in Certifying Accountant from Arthur Andersen LLP, dated March 30, 2000, pursuant to
                        Item 9 of this Form 10-K.

            21.         Subsidiaries of the Company.

            23.1        Consent of Ernst & Young LLP.

            23.2        Consent of Arthur Andersen LLP.

            23.3        Consent of Netherland, Sewell & Associates, Inc.

            23.4        Consent of Williamson Petroleum Consultants, Inc.

            27.1        Financial Data Schedule of Prize Energy Corp.

            27.2        Financial Data Schedule of Vista Energy Resources, Inc.

-----------------

*Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 30, 2000                  PRIZE ENERGY CORP.

                                       By:   /s/ Lon C. Kile
                                          ---------------------------------
                                          Lon C. Kile
                                          President and
                                          Chief Operating Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf, of the Registrant and in the capacities and on the dates indicated.


/s/ Philip B. Smith     Director, Chairman of              March 30, 2000
---------------------   the Board, Chief Executive
Philip B. Smith         Officer, Treasurer
                        (Principal Executive Officer)

/s/ Lon C. Kile         Director, President and            March 30, 2000
---------------------   Chief Operating Officer
Lon C. Kile             (Principal Financial Officer
                        and Principal Accounting
                        Officer)

/s/ David R. Albin      Director                           March 30, 2000
---------------------
David R. Albin


/s/ Kenneth A. Hersh    Director                           March 30, 2000
---------------------
Kenneth A. Hersh


                        Director                           March _____, 2000
---------------------
Scott D. Sheffield


                        Director                           March _____, 2000
---------------------
Mark L. Withrow

                               INDEX TO EXHIBITS


          Exhibit
           Number                     Description
          -------                     -----------
            2.1         Agreement and Plan of Merger, dated as of October 8,
                        1999, among Vista Energy Resources, Inc. (now named
                        Prize Energy Corp.), PEC Acquisition Corp. and Prize
                        Energy Corp. (now named Prize Natural Resources, Inc.)
                        (filed as Annex A to the Proxy Statement/Prospectus
                        included in the Company's Registration Statement on Form
                        S-4, Registration No. 333-93561, as amended (the
                        "Registration Statement").

            2.2 First Amendment to Agreement and Plan of Merger, dated as of January 5, 2000, among Vista Energy Resources,
                        Inc. (now named Prize Energy Corp.), PEC Acquisition
                        Corp. and Prize Energy Corp. (now named Prize Natural
                        Resources, Inc.) (filed as Exhibit 2.2 to the
                        Registration Statement).

            3.1         Amended and Restated Certificate of Incorporation of the
                        Company (filed as Exhibit 3.1 to the Company's report on Form 8-K dated February 8, 2000).

            3.2         Amended and Restated Bylaws of the Company (filed as
                        Exhibit 3.2 to the Company's report on Form 8-K dated
                        February 8, 2000).

            4.1 Amended and Restated Registration Rights Agreement, dated as of February 8, 2000, among the Company, Prize
                        Natural Resources, Inc. (formerly known as Prize Energy
                        Corp.) and certain stockholders of the Company (filed as
                        Exhibit 4.1 to the Company's report on Form 8-K dated
                        February 8, 2000).

            4.2         Certificate of Designation, Voting Powers and Rights of
                        Series A 6% Convertible Preferred Stock of the Company
                        (filed as Exhibit 4.2 to the Company's report on Form
                        8-K dated February 8, 2000).

            4.3 Specimen Stock Certificate for the Common Stock, par value $.01 per share, of Vista Energy Resources, Inc.
                        (now named Prize Energy Corp.)(filed as an exhibit to the Company's Registration Statement on Form S-4,
                        Registration No. 333-58495, as amended (the "1998
                        Registration Statement").

            4.4         Registration Rights Agreement, dated as of October 28,
                        1998, by and among Vista Energy Resources, Inc. (now named Prize Energy Corp.) and certain security holders of Midland Resources, Inc. (filed as an exhibit to the 1998 Registration Statement).

            4.5         Warrant Agreement dated as of October 28, 1998, among
                        Vista Energy Resources, Inc. (now named Prize Energy
                        Corp.) and American Stock Transfer Company of America,
                        Inc. (filed as an exhibit to the 1998 Registration
                        Statement).

            4.6         Warrant Agreement dated as of November 1, 1990, among
                        Midland Resources, Inc. and American Stock Transfer
                        Company of America, Inc. (filed as Exhibit 4.6 to the
                        Registration Statement).

            10.1        Amended and Restated Credit Agreement, dated as of
                        February 8, 2000, among Prize Energy Resources, L.P.,
                        Vista Resources Partners, L.P. and Midland Resources,
                        Inc., as borrowers, the Company, as guarantor, certain financial institutions, BankBoston, N.A., as administrative agent, First Union National Bank, as syndication agent, CIBC Inc., as documentation agent, and Bank One, Texas, N.A., as lead manager (filed as Exhibit 10.1 to the Company's report on Form 8-K dated
                        February 8, 2000).

            10.2        Voting and Shareholders Agreement, dated as of February
                        8, 2000, among the Company, Prize Natural Resources,
                        Inc. (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as Exhibit 10.2 to the Company's report on Form 8-K dated February 8,
                        2000).

            10.3 Assignment and Assumption Agreement, dated as of February 8, 2000, between the Company and Prize Natural
                        Resources, Inc. (formerly known as Prize Energy Corp.)
                        relating to that certain Joint Participation Agreement attached thereto, dated as of June 29, 1999, between Prize Energy Corp. (now Prize Natural Resources, Inc.)
                        and Pioneer Natural Resources USA, Inc. (filed as
                        Exhibit 10.3 to the Company's report on Form 8-K dated
                        February 8, 2000).

            10.4* Amended and Restated Option Plan of the Company (filed as Exhibit 10.4 to the Company's report on Form 8-K dated February 8, 2000).

            10.5        Advisory Services Agreement between Vista Energy
                        Resources, Inc. (now named Prize Energy Corp.), Natural
                        Gas Partners II, L.P. and Natural Gas Partners III, L.P.
                        (filed as an exhibit to the 1998 Registration
                        Statement).

            10.6*       Vista Energy Resources, Inc. 1998 Key Employee Stock
                        Option Plan (filed as an exhibit to the 1998
                        Registration Statement).

            10.7* Consulting and Termination Agreement, dated as of October 8, 1999, by and among Prize Energy Corp. (now named Prize Natural Resources, Inc.), Vista Energy
                        Resources, Inc. (now named Prize Energy Corp.) and C.
                        Randall Hill (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30,
                        1999).

            10.8* Consulting and Termination Agreement, dated as of October 8, 1999, by and among Prize Energy Corp. (now named Prize Natural Resources, Inc.), Vista Energy
                        Resources, Inc. (now named Prize Energy Corp.) and
                        Steven D. Gray (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30,
                        1999).

            10.9* Consulting and Termination Agreement, dated as of October 8, 1999, by and among Prize Energy Corp. (now named Prize Natural Resources, Inc.), Vista Energy
                        Resources, Inc. (now named Prize Energy Corp.) and R.
                        Cory Richards (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30,
                        1999).

            10.10* Indemnification Agreement, dated as of October 28, 1998, by and between Vista Energy Resources, Inc. (now named
                        Prize Energy Corp.) and each of its directors and executive officers (filed as an exhibit to the 1998
                        Registration Statement).

            10.11*      Vista Energy Resources, Inc. Severance Benefit Plan,
                        Effective October 8, 1999 (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended
                        September 30, 1999).

            16.         Letter regarding Change in Certifying Accountant from
                        Arthur Andersen LLP, dated March 30, 2000, pursuant to
                        Item 9 of this Form 10-K.

            21.         Subsidiaries of the Company.

            23.1        Consent of Ernst & Young LLP.

            23.2        Consent of Arthur Andersen LLP.

            23.3        Consent of Netherland, Sewell & Associates, Inc.

            23.4        Consent of Williamson Petroleum Consultants, Inc.

            27.1        Financial Data Schedule of Prize Energy Corp.

            27.2        Financial Data Schedule of Vista Energy Resources, Inc.

--------------------------

*Management contract or compensatory plan or arrangement