Form 10-Q
period 2000-03-31
PRIZE ENERGY CORP
filed 2000-05-15
CIK 1063564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

 Commission file number   001-14575
                        -----------

                               PRIZE ENERGY CORP.
                               ------------------
               (Exact name of registrant as specified in charter)

           Delaware                                        75-2766114
 (State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                          Identification No.)

3500 William D. Tate,  Suite 200          Grapevine, TX              76051
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

                                 (817) 424-0400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 18, 2000
 ----------------------------                      -----------------------------
 Common Stock, $.01 Par Value                               13,266,929

                               PRIZE ENERGY CORP.

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission


                                                                                       Page No.
                                                                                       --------
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements ........................................... 3

      Consolidated Balance Sheets, For March 31, 2000 (Unaudited)
      and December 31, 1999 ............................................................. 4

      Consolidated Statements of Operations (Unaudited),
      For the Three Months Ended March 31, 2000 and 1999 ................................ 6

      Consolidated Statements of Stockholders' Equity, For the Periods
      Ending March 31, 2000 (Unaudited) and December 31, 1999 ........................... 7

      Consolidated Statements of Cash Flows (Unaudited),
      For the Three Months Ended March 31, 2000 and 1999 ................................ 8

      Notes to Consolidated Financial Statements ........................................ 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................................13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................16

Part II.  Other Information .............................................................17





                                   DEFINITIONS
                           As used in this document:
                         "Mcf" means thousand cubic feet
                         "MMcf" means million cubic feet
                         "Bcf" means billion cubic feet
                               "Bbl" means barrel
                         "MBbls" means thousand barrels
                         "MMBbls" means million barrels
                      "Boe" means equivalent barrels of oil
                 "Mboe" means thousand equivalent barrels of oil
                     "Oil" includes crude oil and condensate
                        "NGLs" means natural gas liquids

                               PRIZE ENERGY CORP.



                          PART I. FINANCIAL INFORMATION



        Item 1. Consolidated Financial Statements March 31, 2000 and 1999

                               PRIZE ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS






                                                         MARCH 31,       DECEMBER 31,
                                                           2000              1999
                                                     ---------------    ---------------
 ASSETS                                                (unaudited)

   Current assets:
    Cash                                             $    10,190,334    $     3,353,060
    Accounts receivable - Oil & Gas                        1,372,582          2,173,098
    Accounts receivable - Trade                           22,003,072         18,487,491
    Other                                                    635,673            633,471
                                                     ---------------    ---------------
  Total current assets                                    34,201,661         24,647,120

  Properties and equipment at cost:
    Oil and gas properties                               339,740,594        219,226,854

    Other                                                  1,367,993            984,683
                                                     ---------------    ---------------
                                                         341,108,587        220,211,537
    Less accumulated depreciation and depletion          (14,187,731)        (8,714,423)
                                                     ---------------    ---------------
  Total properties and equipment at cost, net            326,920,856        211,497,114
  Other assets, net                                        2,864,474          2,465,894
                                                     ---------------    ---------------
TOTAL ASSETS                                         $   363,986,991    $   238,610,128
                                                     ===============    ===============

                               PRIZE ENERGY CORP.


                                                                   MARCH 31,        DECEMBER 31,
                                                                     2000              1999
                                                               ---------------    ---------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                             (unaudited)

   Current liabilities:
      Accounts payable                                         $    17,003,316    $    10,799,312
      Accrued federal and state income taxes                         2,433,658          4,898,183
      Accrued production taxes                                       1,497,712          1,832,009
      Accrued interest                                               2,328,665          2,202,965
      Fair value of hedge liability                                  3,007,887                 --
      Other accrued liabilities                                      1,434,735          3,267,443
      Current maturities of long-term debt                                  --                 --
                                                               ---------------    ---------------
   Total current liabilities                                        27,705,973         22,999,912
   Long-term debt                                                  211,418,736        127,000,000
   Deferred income taxes                                            24,716,316            158,361
   Stockholders' equity:
     Convertible voting preferred stock:
     authorized shares - 10,000,000 and 16,651,870;
     issued and outstanding - 0 and 3,958,879                               --         30,906,750

     Common stock, $.01 par value:
     authorized shares -  50,000,000 and 33,303,740;
     issued and outstanding - 14,614,587 and 8,291,301                 146,146             82,913

     Paid-in capital                                               105,584,921         49,259,991
     Retained Earnings                                              12,811,860          8,202,201

   Treasury stock - 1,347,382 shares                               (18,396,961)                --
                                                               ---------------    ---------------
   Total stockholders' equity                                      100,145,966         88,451,855
                                                               ---------------    ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   363,986,991    $   238,610,128
                                                               ===============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    2000              1999
                                                               --------------    --------------



OIL AND GAS SALES                                              $   28,988,436    $           --

COSTS AND EXPENSES

  Lease operations                                                  7,602,416                --

  Production taxes                                                  2,759,319                --

  Depletion, depreciation, and amortization                         5,473,308                --

  General and administrative                                        1,646,493            61,696
                                                               --------------    --------------

     Total costs and expenses                                      17,481,536            61,696
                                                               --------------    --------------

OPERATING INCOME (LOSS)                                            11,506,900           (61,696)
OTHER:

  Interest expense                                                  3,450,905                --

  Other income                                                       (120,253)          (87,804)
                                                               --------------    --------------

     Total other expense (income)                                   3,330,652           (87,804)
                                                               --------------    --------------

INCOME BEFORE INCOME TAXES                                          8,176,248            26,108

PROVISION FOR INCOME TAXES                                         (3,025,212)               --
                                                               --------------    --------------

NET INCOME                                                          5,151,036            26,108

PREFERRED DIVIDEND                                                   (458,514)               --
                                                               --------------    --------------

INCOME AVAILABLE TO COMMON STOCKHOLDERS                        $    4,692,522    $       26,108
                                                               ==============    ==============

NET INCOME PER COMMON SHARE:
  Basic                                                        $         0.49    $          .00
  Diluted                                                      $         0.35    $          .00
  Weighted-average common shares outstanding - basic                9,627,410         5,238,678
  Weighted-average common shares outstanding - diluted             14,594,508         5,286,969



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          Convertible Voting
                                           Preferred Stock                  Common Stock                  Note         Additional
                                   ------------------------------    -----------------------------     Receivable       Paid-in
                                      Shares           Amount           Shares          Amount          Officer         Capital
                                   -------------    -------------    -------------   -------------   -------------    -------------

 Issuance of common stock                     --    $          --        8,291,301   $      82,913   $    (250,000)   $  49,259,991

 Issuance of preferred stock           3,843,252       30,000,000               --              --              --               --
 Preferred dividends                     115,627          906,750               --              --              --               --
 Repayment of note receivable                 --               --               --              --         250,000               --
 Net income                                   --               --               --              --              --               --
                                    ------------    -------------    -------------   -------------   -------------    -------------

 Balance as of December 31, 1999       3,958,879    $  30,906,750        8,291,301   $      82,913   $          --    $  49,259,991
(Unaudited)
 Issuance of stock in
   acquisition                                --               --        2,339,089          23,391              --       25,177,503
 Preferred stock dividend                 25,318          197,656               --              --              --               --
 Preferred conversion                 (3,984,197)     (31,104,406)       3,984,197          39,842              --       31,064,564
 Purchase of treasury shares                  --               --               --              --              --               --
 Preferred dividend                           --               --               --              --              --               --
 Net income                                   --               --               --              --              --               --
                                   -------------    -------------    -------------   -------------   -------------    -------------

 Balance as of March 31, 2000                 --    $          --       14,614,587   $     146,146   $          --    $ 105,502,058
                                   =============    =============    =============   =============   =============    =============



                                                          Treasury Stock
                                    Retained       -----------------------------
                                    Earnings          Shares           Amount           Total
                                  -------------    -------------    -------------    -------------

 Issuance of common stock         $          --               --    $          --    $  49,092,904
 Issuance of preferred stock                 --               --               --       30,000,000
 Preferred dividends                   (906,750)              --               --               --
 Repayment of note receivable                --               --               --          250,000
 Net income                           9,108,951               --               --        9,108,951
                                  -------------    -------------    -------------    -------------

 Balance as of December 31, 1999      8,202,201               --    $          --    $  88,451,855
(Unaudited)
 Issuance of stock in
   acquisition                               --             (900)         (21,798)      25,179,096
 Preferred stock dividend              (197,656)              --               --               --
 Preferred conversion                        --               --               --               --
 Purchase of treasury shares                 --       (1,346,482)     (18,375,163)     (18,375,163)
 Preferred dividend                    (260,858)              --               --         (260,858)
 Net income                           5,151,036               --               --        5,151,036
                                  -------------    -------------    -------------    -------------

 Balance as of March 31, 2000     $  12,894,723       (1,347,382)   $ (18,396,961)   $ 100,145,966
                                  =============    =============    =============    =============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                                2000              1999
                                                           --------------    --------------

OPERATING ACTIVITIES:
 Net Income                                                $    5,151,036    $       26,108
 Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation, depletion and amortization                    5,473,308                --
    Amortization of loan origination fees                         102,365                --
    Other                                                              --           (44,858)
    Changes in operating assets and liabilities:
    Decrease (increase) in
      Accounts receivable                                       2,198,320                --
      Other current assets                                        209,481                --
      Accounts payable and accrued liabilities                 (6,881,061)               --
                                                           --------------    --------------
CASH PROVIDED BY OPERATING ACTIVITIES                           6,253,449           (18,750)
INVESTING ACTIVITIES:
 Additions to oil and gas properties                           (9,146,844)               --
 Additions to other properties and equipment                     (383,310)               --
                                                           --------------    --------------
CASH USED BY INVESTING ACTIVITIES                              (9,530,154)               --
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                --         5,524,079
 Purchase of treasury stock                                   (18,375,163)               --
 Borrowings under credit facilities                            28,750,000                --
 Payment of preferred dividend                                   (260,858)               --
                                                           --------------    --------------
CASH PROVIDED BY FINANCING ACTIVITIES                          10,113,979         5,524,079
                                                           --------------    --------------
INCREASE IN CASH AND CASH EQUIVALENTS                           6,837,274         5,505,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,353,060                 0
                                                           --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   10,190,334    $    5,505,329
                                                           ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for income taxes              $    5,489,737    $           --

 Cash paid during the period for interest                  $    2,028,509    $           --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

 Dividend in kind                                          $      197,656    $           --
 (See footnote #2 for information on Vista purchase)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and notes of Prize Energy Corp. ("Prize") thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in Prize's 1999 annual report on Form 10-K.

In the opinion of Prize's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Prize and its subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the three month periods ended March 31, 2000 and 1999.

BUSINESS AND ORGANIZATION

Prize was formed on January 15, 1999 (inception) and is a Delaware corporation engaged in the acquisition, development and production of proved oil and gas properties. The Company's corporate headquarters is located in Grapevine, Texas with oil and gas producing properties primarily located in Texas, Oklahoma, New Mexico and Louisiana.

The Company was initially formed through the contribution of cash and a minority investment in a limited liability company for the purpose of acquiring oil and gas properties. Pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement) dated May 16, 1999, on June 29, 1999 the Company completed the acquisition of interests in certain oil and gas producing properties, primarily located in Texas, Louisiana, and Oklahoma from affiliates of Pioneer Natural Resources USA, Inc. ("Pioneer") for a total purchase price of $242 million, including transaction costs, paid in cash and 6% convertible voting preferred stock. Prior to June 29, 1999, the Company had no significant oil and gas operations.

Subsequent to the purchase from Pioneer and effective July 1, 1999, Prize sold a group of mineral interests for $32 million, which were acquired with the oil and gas properties purchased from Pioneer. The properties were located outside Prize's principal operating areas of Texas, Oklahoma, New Mexico and Louisiana. Accordingly, the properties were assigned a value of $32 million when purchased, and no gain or loss was recognized on disposal.

At inception, certain stockholders contributed a minority investment in a limited liability company, Sunterra Petroleum LLC ("Sunterra"). Subsequently, the Company purchased the remaining interest in Sunterra in exchange for $750,000 cash, a gas plant and the assumption of Sunterra's debt. The total consideration paid for Sunterra during the year was $6,378,826, plus the assumed debt of $1,607,791.

DEPRECIATION, DEPLETION AND AMORTIZATION

Amortization per equivalent barrel of the Company's U.S. oil and gas properties for the three months ended March 31, 2000 was $3.18. The Company had no oil and gas operations during the first quarter of 1999.

INCOME TAXES

Deferred income taxes are provided on transactions which are recognized in different periods for financial and tax reporting purposes. Such temporary differences arise primarily from the deduction of certain oil and gas exploration and development costs which are capitalized for financial reporting purposes and differences in the methods of depreciation. The Company follows the provisions of Statement of Financial Accounting Standards No. 109 when calculating the deferred income tax provision for financial purposes.

2. VISTA ACQUISITION

On February 8, 2000, the Company merged with Vista Energy Resources, Inc. ("Vista"), an independent oil and gas development and production company. Though the Company's stockholders exchanged their shares for new shares of Vista, the stockholders of the Company have an 84% controlling interest in the merged company, and the Company is treated as having acquired Vista. The transaction was accounted for as a purchase of Vista by the Company in accordance with the provisions of APB 16. The merged Company's stock is listed on the American Stock Exchange under the ticker symbol "PRZ".

Under the terms of the merger, Prize stockholders effectively exchanged 16% of their interest in Prize for an 84% interest in Vista. Prior to the merger, Prize was a private company with no readily determinable market value. Thus, in order to determine the purchase price paid by Prize, Prize management estimated the fair value of the 16% interest of Prize exchanged for the 84% interest in Vista based on the estimated fair value of Prize's oil and gas assets, its debt and other assets and liabilities as of February 8, 2000. The preliminary purchase price is $86.6 million, including liabilities assumed of $61.4 million. The purchase price was assigned to the assets of Vista based on their fair value, resulting in current and other assets of $5.0 million, oil and gas properties of $111.4 million, current liabilities of $12.7 million, debt of $53.7 million, and deferred taxes of $24.8 million.

Purchase price adjustments include the recognition of severance for the executive officers of Vista, derecognition of Vista's deferred financing costs, the accrual of Vista's hedge position at its fair value and adjustments to the basis of oil and gas properties as well as the related deferred taxes as a result of the merger. The increase to deferred taxes was principally due to the increase in the carrying value of Vista's oil and gas properties as a result of the purchase compared to the tax basis which is not increased as a result of the purchase. There are no identifiable intangible assets related to the purchase. Accordingly, all of the purchase price has been allocated to the tangible assets and liabilities.

3. CREDIT FACILITIES

On February 8, 2000, in connection with the merger agreement with Vista Energy Resources, Inc., the Company amended its Senior Facility to provide for total borrowings of up to $400 million. The amended Senior Facility is due June 29, 2009. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. The Company may request letters of credit in addition to a revolving credit facility up to an aggregate of $5 million with an additional supplemental letter of credit (as defined by the credit agreement) of $5 million. At March 31, 2000, $2.5 million was outstanding under the letter of credit provisions of the facility. The revolver converts to a term loan on June 29, 2002, with quarterly principal payments after that date through June 29, 2009. Interest is due quarterly at either the bank's prime rate or eurodollar rate plus a margin as defined in the agreement. The Company assumed $54 million of debt when it purchased Vista. At March 31, 2000, $211.4 million was outstanding. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets.

4. PREFERRED STOCK

On March 28, 2000, Prize entered into agreement with Pioneer to acquire 1,346,482 shares of Prize common stock for approximately $18.4 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. Subsequently, Pioneer will own approximately 2.6 million shares of common stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility.

5. EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per common share for the period ended March 31, 2000.


                                                                  WEIGHTED       PER SHARE
                                                    INCOME     AVERAGE SHARES      AMOUNT
                                                  ----------   ---------------   ----------

Basics earnings per share

    Income available to common stockholders ....  $4,692,522         9,627,410   $     0.49

Effect of Dilutive Securities:
   Employee Stock Options ......................          --           982,902
   Convertible preferred shares ................     458,514         3,984,196
                                                  ----------      ------------

   Diluted earnings per share ..................  $5,151,036        14,594,508   $     0.35
                                                  ==========      ============


Warrants to purchase 1,699,643 shares of common stock have been excluded from the earnings per share calculation as antidilutive.

6. PRO FORMA INFORMATION

The following condensed pro forma financial information reflects the pro forma statement of operations assuming that the Pioneer purchase, the Minerals sale and the Sunterra purchase all occurred on January 1, 1999, and the Vista Merger occurred on February 8, 1999. The Company emphasizes that this information is not necessarily indicative of future performance.


                                                            Three Months Ended
                                                              March 31, 1999
                                                            ------------------
Oil and gas sales                                           $       17,747,000
Production expenses                                                  6,429,000
Depletion, depreciation and amortization                             5,735,000
General and administrative                                           1,882,000
Interest expense, net                                                3,109,000
Other income                                                            33,000
                                                            ------------------
   Income before income taxes                                          559,000
Provision for income taxes                                             206,000
                                                            ------------------
        Net Income                                          $          353,000
                                                            ==================

Earnings per share:
     Basic                                                  $              .04
     Diluted                                                $              .03

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses material changes in results of operations for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, and in financial condition since December 31, 1999. It is presumed that readers have read or have access to Prize's 1999 annual report on Form 10-K.

OVERVIEW

On February 8, 2000, Prize completed the reverse merger with Vista. Vista's properties are primarily located in the Company's core operating area of the Permian Basin of West Texas. The combination of Vista with Prize expanded Prize's reserves approximately 20 MMBoe, or 27%, and added to the Company's inventory of exploitation inventory. The Vista transaction is accounted for under the "purchase" method of accounting. Under the purchase method of accounting, Prize is the acquirer of Vista. Accordingly, the financial statements of Prize for the three months ended March 31, 2000 includes two months of the oil and gas operations of the Vista properties.

On March 28, 2000, Prize entered into agreement with Pioneer Natural Resources to acquire 1,346,482 shares of Prize common stock for approximately $18.4 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. Subsequently, Pioneer will own approximately 2.6 million shares of common stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility.

For the quarter ended March 31, 2000, net income was $5.2 million or $.49 cents per share. This compares to first quarter of 1999 net income of $ 26,108 or $.00 cents per share. The substantial increase in the first quarter net income is directly attributable to the acquisition of producing oil and gas properties from Pioneer Natural Resources (effective July 1, 1999) and the Vista acquisition (effective February 8, 2000).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

REVENUES AND DIRECT OPERATING EXPENSES

As a result of Prize's limited operating history and rapid growth associated with the Pioneer and Vista acquisitions, the consolidated financial statements of Prize, which began operations on January 15, 1999, are not readily comparable and are not indicative of future results. Consequently, Prize has based its discussion of revenues and direct operating expenses upon the actual revenues and direct operating expenses for the three months ended March 31, 2000 compared to the pro forma revenues and direct operating expenses for the three months ended March 31, 1999 adjusted for the minerals sale, Sunterra acquisition and the Vista acquisition for February and March 1999 only.

Changes in oil/liquids and gas production, realized prices (includes effects of hedges), and revenues for the three months ended March 31, 2000 and 1999, are show in the table below:


                                   THREE MONTHS ENDED MARCH 31,
                                ----------------------------------
                                             PRO FORMA     2000
                                   2000        1999       VS 1999
                                ----------  ----------   ---------
PRODUCTION
   Oil/liquids (MBbls)                777          779          --
   Gas (MMcf)                       5,486        5,904          (7)%
   Total (MBOE)                     1,691        1,763          (4)%



                                             PRO FORMA       2000
                                  2000         1999        VS. 1999
                               ----------   ----------    ---------

REALIZED PRICE
   Oil/liquids (per Bbl)       $    20.24   $    10.53           92%
   Gas (per Mcf)               $     2.41   $     1.62           49%
   Total (per BOE)             $    17.14   $    10.07           70%


                                             PRO FORMA       2000
                                  2000         1999        VS. 1999
                               ----------   ----------    ---------
TOTAL REVENUES (000'S)
   Oil/liquids                 $   15,724   $    8,204           92%
   Gas                             13,264        9,543           39%
                               ----------   ----------
   Total                       $   28,988   $   17,747           63%

OIL/LIQUIDS REVENUES FOR 2000 COMPARED TO 1999. Oil/liquids revenues increased $7.5 million or 92% in 2000. The increase in Oil/liquids revenues is directly due to the $9.71 per barrel increase in realized price for 2000, while Oil/liquids production remained constant.

GAS REVENUES FOR 2000 COMPARED TO 1999. Gas revenues increased $3.7 million or 39% in 2000. As a result of lower gas production in the amount of 418 MMcf, gas revenues decreased by $.7 million. This decrease was offset by a price increase of $.79 per Mcf or 49% which added $4.4 million in gas revenues.

PRODUCTION AND OPERATING EXPENSE. Listed below are the changes in production and operating expenses for the three months ended March 31, 2000:



                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                                PRO FORMA    2000
                                                        2000       1999    VS 1999
                                                       -------  ---------  -------

PRODUCTION AND OPERATING EXPENSES (000'S)
   Recurring Operations and Maintenance Expense        $ 5,472   $ 4,272        28%
   Well workover Expense                                 2,131       475       349%
   Production Taxes                                      2,759     1,682        64%
                                                       -------   -------   -------
          Total                                        $10,362   $ 6,429        61%
PER BOE PRODUCED
   Recurring Operations and Maintenance Expense        $  3.24   $  2.42        34%
   Well workover Expense                               $  1.26   $   .27       367%
   Production taxes                                    $  1.63   $   .95        72%

Recurring operations and maintenance expenses increased $1.2 million, or 28%, in the first quarter of 2000. Well workover expense increased $1.7 million in the first quarter of 2000. Both the significant increases in recurring operations and maintenance expense and well workover expense are due to additional expenditures needed to upgrade properties into acceptable working condition resulting from the lack of focused attention of the operators prior to acquisition.

Production taxes increased $1.1 million or 64% in the first quarter of 2000. This increase was caused by the significant increases in oil and gas prices occurring over the past twelve months.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES (DD&A). DD&A Expense in the quarter ended March 31, 2000 was $5.5 million. On a Boe basis, the DD&A rate was $3.18, slightly lower than the pro forma rate of $3.27 in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A expense in the quarter ended March 31, 2000 was $1.6 million. On a Boe basis, the G&A rate was $.97, a decrease of 18% compared to the pro forma rate of $1.18 in 1999. The decrease in the 2000 G&A rate is directly attributable to the actual economies of scale achieved in the merger with Vista and the absence of non- recurring G&A expenses associated with Prize's start up in 1999.

INTEREST EXPENSE. Interest expense in the quarter ended March 31, 2000 was $3.5 million. The average rate on the debt outstanding was 8.23% for the first quarter compared to the pro forma rate of 8.27% in 1999.

INCOME TAXES. Income tax expense is based upon the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate in the first quarter of 2000 was 37%.

CAPITAL EXPENDITURES, CAPITAL RESOURCES, AND LIQUIDITY

The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1 elsewhere herein.

CAPITAL EXPENDITURES. Approximately $9.5 million was spent in the first quarter of 2000 for capital expenditures. This total includes $9.1 million for the acquisition, drilling and development of oil and gas properties.

The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned 2000 capital expenditures of approximately $50 - $55 million.

The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. The Company is actively pursuing additional acquisitions of oil and gas properties. In addition to internally generated cash flow and advances under the Company's revolving credit facility, the Company may seek additional sources of capital to fund any future significant acquisitions.


CAPITAL RESOURCES AND LIQUIDITY. On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2009. As of March 31, 2000, the Company's borrowing base was $250 million and Prize's outstanding net long-term debt was approximately $211 million.

Cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 2000. Operating cash flow in the first quarter of 2000 was $6.3 million.

In addition to operating cash flow, Prize utilized its Senior Credit Facility during the first quarter of 2000 to fund its capital expenditures and purchase of treasury stock. Net borrowings against the Senior Credit Facility in the first three months of 2000 were $28.8 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Prize's 1999 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of Prize's potential exposure to market risks, including commodity price risk and interest rate risk. As a result of the increase in both oil and natural gas prices, Prize's market risk relating to the fair market value exposure of hedges is ($20.9) million as of March 31, 2000 compared to ($10.5) million as of December 31, 1999.

PART II.  OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

                           Not applicable.

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           On February 8, 2000, the Company effected a one-for-seven reverse split of the Company's outstanding shares of common stock, par value $.01 per share, with holders of fractional shares otherwise resulting from such split receiving cash for such fractional shares.

                           On March 31, 2000, Pioneer Natural Resources USA, Inc. converted all of the 3,984,197 shares of Series A 6% Convertible Preferred Stock of the Company owned by it into 3,984,197 shares of common stock of the Company. Such shares of common stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           Not applicable.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           A special meeting of Stockholders of the Company (the "Special Meeting") was held on February 8, 2000, in Midland, Texas. At the Special Meeting, the Stockholders of the company considered and approved
                           (a) the Agreement and Plan of Merger, dated as of October 8, 1999, relating to the merger of wholly-owned subsidiary of the company with and into Prize Natural Resources, Inc. (formerly known as Prize Energy Corp.) (the "Merger"), and a one-for-seven reverse split of all issued and outstanding shares of common stock of the Company and
                           (b) the change of the Company's name to "Prize Energy Corp."

                           There were present at the Special Meeting, in person or by proxy, Stockholders holding 13,022,817 share of the common stock of the company, or 79.6% of the total stock outstanding and entitled to vote at the Special Meeting. The table below describes the results of voting at the Special Meeting:


                                       Votes         Votes                       Broker
                                        For         Against     Abstentions    Non-Votes
                                    ----------     ---------    -----------    ---------

Approval of the merger
agreement and one-for-
seven reverse stock split           12,818,458      166,832        37,527         -0-

Approval of the change
of the Company's name               12,832,688      146,344        43,785         -0-


         ITEM 5.           OTHER INFORMATION

                           Not applicable.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


  EXHIBIT
  NUMBER                       DESCRIPTION

    2.1 First Amendment to Agreement and Plan of Merger, dated as of January 5, 2000, among Vista Energy Resources, Inc. (now named Prize Energy Corp.), PEC Acquisition Corp. and Prize Energy Corp. (now named Prize Natural Resources, Inc.) (filed as Exhibit 2.2 to the Company's Registration Statement of Form S-4, Registration No. 333-93561, as amended (the "Registration Statement")).

    3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's report of Form 8-K dated February 8, 2000).

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

    10.3 Assignment and Assumption Agreement, dated as of February 8, 2000, between the Company and Prize Natural Resources, Inc. (formerly known as Prize Energy Corp.) relating to that certain Joint Participation Agreement attached thereto, dated as of June 29, 1999, between Prize Energy Corp. (now Prize Natural Resources, Inc.) and Pioneer Natural Resources USA, Inc. (filed as Exhibit
              10.3 to the Company's report on Form 8-K dated February 8, 2000).

    10.4      Amended and Restated Option Plan of the Company (filed as Exhibit
              10.4 to the Company's report on Form 8-K dated February 8, 2000).

    10.5 Stock Purchase Agreement, dated as of March 28, 2000, by and between Prize Energy Corp. and Pioneer Natural Resources USA, Inc. (filed as Exhibit 10.2 to Pioneer's Amendment Number 1 to Schedule 13D dated March 31, 2000).

    27        Financial Data Schedule


                    (a) Exhibits required by Item 601 of Regulations S-K are as follows:

                    Form 8-K dated January 5, 2000, was filed January 12, 2000, to report under Item 5 an amendment to the Agreement and Plan of Merger relating to the Merger and to file under Item 7 such amendment.

                    Form 8-K dated February 8, 2000, was filed February 15, 2000, to report under Item 4 a change in the Company's independent accountant. This Form 8-K was amended on February 23, 2000, to file under Item 7 a letter regarding the change in the Company's independent accountant.

                    Form 8-K dated February 8, 2000, was filed February 23, 2000, to report under Item 1 a change in control of the Company, Item 2 the Merger, under Item 5 information relating to the Company's one-for-seven reverse common stock split and the Annual Meeting of Stockholders and to file under Item 7 certain exhibits.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Prize Energy Corp.
                                           -------------------------------------
                                           (Registrant)


DATE:     May 15, 2000                     /s/ Lon C. Kile
        ----------------                   -------------------------------------
                                           Lon C. Kile
                                           President
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



  EXHIBIT
  NUMBER      DESCRIPTION
  -------     -----------

    2.1 First Amendment to Agreement and Plan of Merger, dated as of January 5, 2000, among Vista Energy Resources, Inc. (now named
              Prize Energy Corp.), PEC Acquisition Corp. and Prize Energy Corp.
              (now named Prize Natural Resources, Inc.) (filed as Exhibit 2.2 to the Company's Registration Statement of Form S-4, Registration No.
              333-93561, as amended (the "Registration Statement")).

    3.1       Amended and Restated Certificate of Incorporation of the Company
              (filed as Exhibit 3.1 to the Company's report of Form 8-K dated
              February 8, 2000).

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

    10.4      Amended and Restated Option Plan of the Company (filed as Exhibit
              10.4 to the Company's report on Form 8-K dated February 8, 2000).

    10.5 Stock Purchase Agreement, dated as of March 28, 2000, by and between Prize Energy Corp. and Pioneer Natural Resources USA, Inc.
              (filed as Exhibit 10.2 to Pioneer's Amendment Number 1 to Schedule
              13D dated March 31, 2000).


    27        Financial Data Schedule


                    (a) Exhibits required by Item 601 of Regulations S-K are as follows:

                    Form 8-K dated January 5, 2000, was filed January 12, 2000, to report under Item 5 an amendment to the Agreement and Plan of Merger relating to the Merger and to file under Item
                    7 such amendment.

                    Form 8-K dated February 8, 2000, was filed February 15,
                    2000, to report under Item 4 a change in the Company's independent accountant. This Form 8-K was amended on February 23, 2000, to file under Item 7 a letter regarding the change in the Company's independent accountant.

                    Form 8-K dated February 8, 2000, was filed February 23,
                    2000, to report under Item 1 a change in control of the Company, Item 2 the Merger, under Item 5 information relating to the Company's one-for-seven reverse common stock split and the Annual Meeting of Stockholders and to file under Item 7 certain exhibits.
