Form 10-Q
period 2000-06-30
PRIZE ENERGY CORP
filed 2000-08-14
CIK 1063564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

Commission file number   001-14575
                        -----------

                               PRIZE ENERGY CORP.
                               ------------------
               (Exact name of registrant as specified in charter)

           Delaware                                              75-2766114
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   3500 William D. Tate, Suite 200              Grapevine, TX           76051
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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 14, 2000
----------------------------                      ------------------------------
Common Stock, $.01 Par Value                                 13,313,829

                               PRIZE ENERGY CORP.

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements ............................................        3

      Consolidated Balance Sheets, For June 30, 2000 (Unaudited)
      and December 31, 1999 ..............................................................        4

      Consolidated Statements of Operations (Unaudited),
      For the Six Months Ended June 30, 2000 and 1999 and Three Months
      Ended June 30, 2000 and 1999 .......................................................        6

      Consolidated Statements of Stockholders' Equity, For the Periods
      Ended June 30, 2000 (Unaudited) and December 31, 1999 ..............................        7

      Consolidated Statements of Cash Flows (Unaudited),
      For the Six Months Ended June 30, 2000 and 1999 ....................................        8

      Notes to Consolidated Financial Statements .........................................        9

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................................       13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................       17

Part II.  Other Information ..............................................................       18


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

                               PRIZE ENERGY CORP.



                          PART I. FINANCIAL INFORMATION



        Item 1. Consolidated Financial Statements June 30, 2000 and 1999

                               PRIZE ENERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,            DECEMBER 31,
                                                            2000                 1999
                                                       -------------         -------------
 ASSETS                                                 (unaudited)
   Current assets:
    Cash                                               $   9,886,804         $   3,353,060
    Accounts receivable - Oil & Gas                       30,656,715            18,487,491
    Accounts receivable - Trade                            4,598,478             2,173,098
    Hedge margin account                                   3,600,000                    --
    Other                                                    739,728               633,471
                                                       -------------         -------------
  Total  current assets                                   49,481,725            24,647,120

  Properties and equipment at cost:
    Oil and gas properties                               352,113,650           219,226,854
    Other                                                  1,976,066               984,683
                                                       -------------         -------------
                                                         354,089,716           220,211,537

    Less accumulated depreciation and depletion          (20,974,777)           (8,714,423)
                                                       -------------         -------------
  Total properties and equipment at cost, net            333,114,939           211,497,114
  Other assets, net                                        2,694,966             2,465,894
                                                       -------------         -------------
TOTAL ASSETS                                           $ 385,291,630         $ 238,610,128
                                                       =============         =============

                               PRIZE ENERGY CORP.

                                                                     JUNE 30,             DECEMBER 31,
                                                                       2000                   1999
                                                                   -------------         -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                                      (unaudited)
   Current liabilities:
        Accounts payable                                           $  18,726,892         $  10,799,312
        Accrued federal and state income taxes                         6,539,138             4,898,183
        Accrued production taxes                                       4,197,414             1,832,009
        Accrued hedge liability                                        3,140,309                    --
        Accrued interest                                               1,532,961             2,202,965
        Other accrued liabilities                                      6,316,877             3,267,443
                                                                   -------------         -------------
   Total current liabilities                                          40,453,591            22,999,912

   Long-term debt                                                    211,418,736           127,000,000
   Deferred income taxes                                              24,716,316               158,361
   Stockholders' equity:
       Convertible voting preferred stock:
          authorized shares - 10,000,000 and 16,651,870;
          issued and outstanding - 0 and 3,958,879                            --            30,906,750

       Common stock, $.01 par value:
          authorized shares -  50,000,000 and 33,303,740;
          issued and outstanding - 14,614,587 and 8,291,301              146,146                82,913


       Paid-in capital                                               105,838,539            49,259,991

       Retained Earnings                                              20,485,890             8,202,201

       Treasury stock - 1,300,482 shares                             (17,767,588)                   --
                                                                   -------------         -------------
   Total stockholders' equity
                                                                     108,702,987            88,451,855
                                                                   -------------         -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                               $ 385,291,630         $ 238,610,128
                                                                   =============         =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------         ---------------------------------
                                                         2000                 1999                 2000                 1999
                                                     ------------         ------------         ------------         ------------
OIL AND GAS SALES                                    $ 37,329,813         $         --         $ 66,318,249         $         --
COSTS AND EXPENSES
    Lease operations                                    7,901,677                   --           15,504,093                   --
    Production taxes                                    3,891,871                   --            6,651,190                   --
    Depletion, depreciation, and amortization           6,787,046                   --           12,260,354                   --
    General and administrative                          2,321,675                5,116            3,968,168               16,812
                                                     ------------         ------------         ------------         ------------

        Total costs and expenses                       20,902,269                5,116           38,383,805               16,812
                                                     ------------         ------------         ------------         ------------
OPERATING INCOME (LOSS)
                                                       16,427,544               (5,116)          27,934,444              (16,812)
OTHER:
    Interest expense                                    4,508,791                   --            7,959,696                   --
    Other income                                         (130,718)            (152,549)            (250,971)            (190,353)
                                                     ------------         ------------         ------------         ------------
        Total other expenses (income)                   4,378,073             (152,549)           7,708,725             (190,353)
                                                     ------------         ------------         ------------         ------------
INCOME BEFORE INCOME TAXES                             12,049,471              147,433           20,225,719              173,541
PROVISION FOR INCOME TAXES                             (4,458,304)             (64,158)          (7,483,516)             (64,158)
                                                     ------------         ------------         ------------         ------------

NET INCOME                                              7,591,167               83,275           12,742,203              109,383
PREFERRED DIVIDEND                                             --                   --             (458,514)                  --
                                                     ------------         ------------         ------------         ------------
INCOME AVAILABLE TO

    COMMON STOCKHOLDERS                              $  7,591,167         $     83,275         $ 12,283,689         $    109,383
                                                     ============         ============         ============         ============

NET INCOME PER COMMON SHARE:


    Basic                                            $       0.57         $        .01         $       1.07         $        .02

    Diluted                                          $       0.54         $        .01         $       0.89         $        .02

WEIGHTED-AVERAGE
    COMMON SHARES OUTSTANDING:

    Basic                                              13,268,688            6,100,022           11,448,049            5,190,390

    Diluted                                            14,155,276            6,157,736           14,245,822            5,229,024

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Convertible Voting
                                                 Preferred Stock                          Common Stock                   Note
                                       ---------------------------------       --------------------------------       Receivable
                                          Shares              Amount              Shares             Amount             Officer
                                       -------------       -------------       -------------      -------------      -------------
 Issuance of common stock                         --       $          --           8,291,301      $      82,913      $    (250,000)

 Issuance of preferred stock               3,843,252          30,000,000                  --                 --                 --
 Preferred dividends                         115,627             906,750                  --                 --                 --
 Repayment of note receivable                     --                  --                  --                 --            250,000
 Net income                                       --                  --                  --                 --                 --
                                       -------------       -------------       -------------      -------------      -------------


 Balance as of December 31, 1999           3,958,879       $  30,906,750       $   8,291,301      $      82,913      $          --

(UNAUDITED)

 Issuance of stock in acquisition                 --                  --           2,339,089             23,391                 --
 Preferred stock dividend                     25,318             197,656                  --                 --                 --
 Preferred conversion                     (3,984,197)        (31,104,406)          3,984,197             39,842                 --
 Purchase of treasury shares                      --                  --                  --                 --                 --
 Warrant Exercises                                --                  --                  --                 --                 --
 Option Exercises                                 --                  --                  --                 --                 --
                                                  --                  --                  --                 --                 --
                                       -------------       -------------       -------------      -------------      -------------


 Balance as of June 30, 2000                      --       $          --          14,614,587      $     146,146      $          --
                                       =============       =============       =============      =============      =============


                                        Additional                                      Treasury Stock
                                          Paid-in          Retained           ---------------------------------
                                          Capital           Earnings              Shares             Amount               Total
                                       -------------      -------------       -------------       -------------       -------------
 Issuance of common stock              $  49,259,991      $          --                  --       $          --       $  49,092,904

 Issuance of preferred stock                      --                 --                  --                  --          30,000,000
 Preferred dividends                              --           (906,750)                 --                  --                  --
 Repayment of note receivable                     --                 --                  --                  --             250,000
 Net income                                       --          9,108,951                  --                  --           9,108,951
                                       -------------      -------------       -------------       -------------       -------------


 Balance as of December 31, 1999       $  49,259,991      $   8,202,201                  --       $          --       $  88,451,855

(UNAUDITED)

 Issuance of stock in acquisition         25,177,503                 --                (900)            (21,798)         25,179,096
 Preferred stock dividend                         --           (458,514)                 --                  --            (260,858)
 Preferred conversion                     31,064,564                 --                  --                  --                  --
 Purchase of treasury shares                      --                 --          (1,349,582)        (18,428,906)        (18,428,906)
 Warrant Exercises                           330,196                 --              45,000             614,804             945,000
 Option Exercises                              6,285                 --               5,000              68,312              74,597
                                                  --         12,742,203                  --                  --          12,742,203
                                       -------------      -------------       -------------       -------------       -------------


 Balance as of June 30, 2000           $ 105,838,539      $  20,485,890          (1,300,482)      $ (17,767,588)      $ 108,702,987
                                       =============      =============       =============       =============       =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------------
                                                                2000                1999
                                                           -------------       -------------
OPERATING ACTIVITIES:

 Net Income                                                $  12,742,203       $     109,383
      Adjustments to reconcile net income to net cash
      used by operating activities:
    Depreciation, depletion and amortization                  12,260,354                  --
    Amortization of loan origination fees                        212,441                  --
    Other                                                             --             (88,347)
    Changes in operating assets and liabilities:
      Accounts receivable                                     (8,697,368)                 --
      Other current assets                                    (3,435,142)         (1,878,912)
      Accounts payable and accrued liabilities                 5,070,576           2,432,819
                                                           -------------       -------------
CASH PROVIDED BY OPERATING ACTIVITIES                         18,153,064             574,943
INVESTING ACTIVITIES:
 Additions to oil and gas properties                         (20,688,174)       (210,649,586)
 Additions to other properties and equipment                    (991,382)                 --
                                                           -------------       -------------
CASH USED BY INVESTING ACTIVITIES                            (21,679,556)       (210,649,586)
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                               --          45,464,078
 Purchase of treasury stock                                  (18,428,906)                 --
 Borrowings under credit facilities                           28,750,000         167,500,000
 Loan Origination Fees                                                --          (1,665,000)
 Payment of preferred dividend                                  (260,858)                 --
                                                           -------------       -------------
CASH PROVIDED BY FINANCING ACTIVITIES                         10,060,236         211,299,078
                                                           -------------       -------------

INCREASE IN CASH AND CASH EQUIVALENTS                      $   6,533,744       $   1,224,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 3,353,060                  --
                                                           -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   9,886,804       $   1,224,435
                                                           =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes              $   5,806,814       $          --
 Cash paid during the period for interest                  $   7,192,003       $          --
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Dividend in kind                                          $     197,656       $          --


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements and notes thereto of Prize Energy Corp. ("Prize" or, the "Company") have been prepared pursuant to the rules and regulations thereto of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in Prize's 1999 annual report on Form 10-K.

In the opinion of Prize's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Prize and its subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the three month and six month periods ended June 30, 2000 and 1999.

BUSINESS AND ORGANIZATION
Prize was formed on January 15, 1999 (inception) and is a Delaware corporation engaged in the acquisition, development and production of proved oil and gas properties. The Company's corporate headquarters is located in Grapevine, Texas with oil and gas producing properties primarily located in Texas, Oklahoma, New Mexico and Louisiana.

The Company was initially formed through the contribution of cash and a minority investment in a limited liability company for the purpose of acquiring oil and gas properties. Pursuant to the terms of a Purchase and Sale Agreement dated May 16, 1999, on June 29, 1999 the Company completed the acquisition of interests in certain oil and gas producing properties, primarily located in Texas, Louisiana, and Oklahoma, from affiliates of Pioneer Natural Resources USA, Inc. ("Pioneer") for a total purchase price of $242 million, including transaction costs, paid in cash and 6% convertible voting preferred stock. Prior to June 29, 1999, the Company had no significant oil and gas operations.

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

2. VISTA ACQUISITION

On February 8, 2000, the Company merged with Vista Energy Resources, Inc. ("Vista"), an independent oil and gas development and production company. Though the Company's stockholders exchanged their shares for new shares of Vista, the stockholders of the Company acquired an 84% controlling interest in the merged company, and the Company is treated as having acquired Vista. The transaction was accounted for as a purchase of Vista by the Company in accordance with the provisions of APB 16. The merged Company's stock is listed on the American Stock Exchange under the ticker symbol "PRZ".

Under the terms of the merger, Prize stockholders effectively exchanged 16% of their interest in Prize for an 84% interest in Vista. Prior to the merger, Prize was a private company with no readily determinable market value. Thus, in order to determine the purchase price paid by Prize, Prize management estimated the fair value of the 16% interest of Prize exchanged for the 84% interest in Vista based on the estimated fair value of Prize's oil and gas assets, its debt and other assets and liabilities as of February 8, 2000. The preliminary purchase price is $87.4 million, including liabilities assumed of $62.2 million. The purchase price was assigned to the assets of Vista based on their fair value, resulting in current and other assets of $5.0 million, oil and gas properties of $112.2 million, current liabilities of $13.5 million, debt of $53.7 million, and deferred taxes of $24.8 million. Additionally, $1.3 million of accrued interest and bank fees were rolled into the debt principal as described below in "Note 3. Credit Facilities".

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

3. CREDIT FACILITIES

On February 8, 2000, in connection with the merger with Vista, the Company amended its Senior Facility to provide for total borrowings of up to $400 million. The amended Senior Facility is due June 29, 2009. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. The Company may request letters of credit in addition to a revolving credit facility up to an aggregate of $5 million with an additional supplemental letter of credit (as defined by the credit agreement) of $5 million. At June 30, 2000, $2.5 million was outstanding under the letter of credit provisions of the facility. The revolver converts to a term loan on June 29, 2002, with quarterly principal payments after that date through June 29, 2009. Interest is due quarterly at either the bank's prime rate or eurodollar rate plus a margin as defined in the agreement. The Company assumed $54 million of debt and $1.3 million of accrued interest and bank fees when it purchased Vista. At June 30, 2000, $211.4 million was outstanding. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets.


4. PREFERRED STOCK

On March 28, 2000, Prize entered into an agreement with Pioneer to acquire 1,346,482 shares of Prize common stock for approximately $18.4 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. Subsequently, Pioneer owned approximately 2.6 million shares of common stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility.


5.   EARNINGS PER SHARE

The following tables provide reconciliations between basic and diluted earnings per common share for the three months and six months ended June 30, 2000.

Three Months Ended June 30, 2000:

                                                                         WEIGHTED     PER SHARE
                                                          INCOME      AVERAGE SHARES   AMOUNT
                                                        ----------    --------------  ---------
Basic earnings per share

    Income available to common stockholders ......      $7,591,167      13,268,688      $0.57
Effect of Dilutive Securities:
   Employee Stock Options ........................              --         883,931
   Warrants ......................................              --           2,657
                                                        ----------      ----------
   Diluted earnings per share ....................      $7,591,167      14,155,276      $0.54
                                                        ==========      ==========

Six Months Ended June 30, 2000:

                                                                           WEIGHTED         PER SHARE
                                                          INCOME        AVERAGE SHARES        AMOUNT
                                                        -----------     --------------      ---------
Basic earnings per share

    Income available to common stockholders ......      $12,283,689      $11,448,049            1.07
Effect of Dilutive Securities:
   Employee Stock Options
                                                                 --          805,571
   Warrants
                                                                 --              104
   Convertible preferred shares ..................          458,514        1,992,098
                                                        -----------      -----------

   Diluted earnings per share ....................      $12,742,203      $14,245,822            0.89
                                                        ===========      ===========

Warrants to purchase 1,687,296 and 1,388,014 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the three and six months ended June 30, respectively.


6. PRO FORMA INFORMATION

The following condensed pro forma financial information reflects the pro forma statement of operations assuming that the Pioneer purchase, the Minerals sale and the Sunterra purchase all occurred on January 1, 1999, and the Vista merger occurred on February 8, 1999. The Company emphasizes that this information is not necessarily indicative of future performance.

                                            SIX MONTHS ENDED
                                              JUNE 30, 1999
                                            ----------------
                                               (UNAUDITED)
Oil and gas sales                             $ 41,766,000
Production expenses                             13,882,000
Depletion, depreciation and amortization        11,580,000
General and administrative                       4,090,000
Interest expense, net                            6,640,000
Other income                                        63,000
                                              ------------
       Income before income taxes                5,511,000
Provision for income taxes                      (2,037,000)
                                              ------------
       Net Income                                3,474,000
Preferred dividend                              (1,046,000)
                                              ------------
Income available to common stockholders       $  2,428,000
                                              ============

Earnings per share:
     Basic                                    $        .47
     Diluted                                  $        .36

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses material changes in results of operations for the three and six months ended June 30, 2000 compared to the same periods in 1999 and in financial condition since December 31, 1999. It is presumed that readers have read or have access to Prize's 1999 annual report on Form 10-K.

OVERVIEW

On February 8, 2000, Prize completed the reverse merger with Vista. Vista's properties are primarily located in the Company's core operating area of the Permian Basin of West Texas. The combination of Vista with Prize expanded Prize's reserves approximately 20 MMBoe, or 27%, and added to the Company's inventory of exploitation inventory. The Vista transaction is accounted for under the "purchase" method of accounting. Under the purchase method of accounting, Prize is the acquirer of Vista. Accordingly, the financial statements of Prize for the three and six months ended June 30, 2000 exclude the oil and gas operations of Vista prior to February 8, 2000.

On March 28, 2000, Prize entered into an agreement with Pioneer Natural Resources to acquire 1,346,482 shares of Prize common stock for approximately $18.4 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. Subsequently, Pioneer owns approximately 2.6 million shares of common stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility.

For the quarter ended June 30, 2000, net income was $7.6 million or $.57 (basic) per share. This compares to second quarter of 1999 net income of $83,275 or $.01 per share. For the six months ended June 30, 2000, net income was $12.7 million or $1.07 (basic) per share. This compares to the six months ended June 30, 1999 net income of $109,383 or $.02 cents per share. The substantial increase in the 2000 net income is directly attributable to the acquisition of producing oil and gas properties from Pioneer Natural Resources (effective July 1, 1999) and the Vista acquisition (effective February 8, 2000).

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

REVENUES AND DIRECT OPERATING EXPENSES

As a result of Prize's limited operating history and rapid growth associated with the Pioneer and Vista acquisitions, the consolidated financial statements of Prize, which began operations on January 15, 1999, are not readily comparable to the prior year and are not indicative of future results. Consequently, Prize has based its discussion of revenues and direct operating expenses upon the actual revenues and direct operating expenses for the three and six months ended June 30, 2000 compared to the pro forma revenues and direct operating expenses for the three and six months ended June 30, 1999 adjusted for the minerals sale, Sunterra acquisition and the Vista acquisition for February through June 1999 only.

Changes in oil/liquids and gas production, realized prices (includes hedging activity), and revenues for the three and six months ended June 30, 2000 and 1999, are shown in the table below:

                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                              ---------------------------------       ---------------------------------
                                             PRO           2000                      PRO           2000
                                            FORMA           VS.                     FORMA           VS.
                               2000         1999           1999         2000        1999           1999
                              -------      -------         ----       -------      -------         ----
PRODUCTION
   Oil/liquids (MBbls)            944          845           12%        1,722        1,624            6%
   Gas (MMcf)                   5,989        5,926            1%       11,475       11,830           (3)%
   Total (MBoe)                 1,943        1,833            6%        3,634        3,596            1%


REALIZED PRICE
   Oil/liquids (per Bbl)      $ 21.42      $ 14.73           45%      $ 20.88      $ 12.72           64%
   Gas (per Mcf)              $  2.86      $  1.95           47%      $  2.65      $  1.78           49%
   Total (per Boe)            $ 19.22      $ 13.10           47%      $ 18.25      $ 11.61           57%


TOTAL REVENUES (000'S)
   Oil/liquids                $20,228      $12,449           62%      $35,952      $20,653           74%
   Gas                         17,102       11,570           48%       30,366       21,113           44%
                              -------      -------                    -------      -------
   Total                      $37,330      $24,019           55%      $66,318      $41,766           59%


OIL/LIQUIDS REVENUES FOR 2000 COMPARED TO 1999. Oil/liquids revenues increased $7.8 million or 62% in the second quarter of 2000 compared to the same period in 1999. Production gains of 99,000 barrels, or 12% added $2.1 million of Oil/liquids revenues in the 2000 period. In addition to the production increases, Oil/liquids revenues increased $5.7 million as a result of the $6.69 per barrel, or 45%, price increase realized in the second quarter of 2000 compared to the same period in 1999.

Oil/liquids revenues increased $15.3 million or 74% in the first six months of 2000 compared to the same period in 1999. Production gains of 98,000 barrels, or 6%, added $2.0 million of Oil/liquids revenues in the 2000 period. In addition to the production increases, Oil/liquids revenues increased $13.3 million as a result of the $8.16 per barrel, or 64%, price increase realized in the year-to-date period of 2000.

GAS REVENUES FOR 2000 COMPARED TO 1999. Gas revenues increased $5.5 million or 48% in the second quarter of 2000 compared to the same period in 1999. The increase in gas revenues is the direct result of the gas price realized increasing $0.91 per Mcf, or 47%. Production between the comparable quarters was constant.

Gas revenues increased $9.3 million or 44% in the first six months of 2000 compared to the same period in 1999. Production declined slightly by .4 billion cubic feet of gas, or 3%, reducing revenues by $.6 million in the 2000 period. Gas revenues increased $9.9 million as a result of the $0.78 per Mcf, or 44%, price increase realized in the year-to-date period of 2000.

PRODUCTION AND OPERATING EXPENSE. Listed below are the changes in production and operating expenses for the three and six months ended June 30, 2000:

                                    THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------       ---------------------------------
                                                PRO         2000                        PRO         2000
                                               FORMA         VS.                       FORMA         VS.
                                  2000         1999         1999          2000         1999         1999
                                 -------      -------      -------       -------      -------      -------
PRODUCTION AND OPERATING
    EXPENSES (000'S)
   Recurring Operations and
       Maintenance Expense       $ 5,894      $ 5,047           17%      $11,366      $ 9,319           22%
   Well workover Expense           2,008          475          323%        4,138          950          336%
   Production Taxes                3,892        1,931          102%        6,651        3,613           84%
                                 -------      -------      -------       -------      -------      -------
          Total                  $11,794      $ 7,453           58%      $22,155      $13,882           60%

PER BOE PRODUCED
   Recurring Operations and
       Maintenance Expense       $  3.03      $  2.75           10%      $  3.13      $  2.59           21%
   Well workover Expense         $  1.03      $   .26          296%      $  1.14      $   .26          338%
   Production Taxes              $  2.00      $  1.05           90%      $  1.83      $  1.00           83%

Recurring operations and maintenance expenses increased $847 thousand or 17%, in the second quarter of 2000 and $2.0 million or 22% in the six months ended June 30, 2000. Well workover expense increased $1.5 million in the second quarter of 2000 and $3.2 million in the six months ended June 30, 2000. Both the significant increases in recurring operations and maintenance expense and well workover expense are due to additional expenditures needed to upgrade properties into acceptable working condition resulting from the lack of focused attention of the operators prior to their acquisition.

Production taxes increased $2.0 million or 102% and $3.0 million or 84% in the three and six months ended June 30, 2000. This increase was caused by the significant increases in oil and gas prices occurring over the past twelve months.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES (DD&A). DD&A expense in the quarter ended June 30, 2000 was $6.8 million. On a Boe basis, the average DD&A rate was $3.49, $.34 higher than the pro forma rate of $3.15 in 1999. DD&A expense in the six months ended June 30, 2000 was $12.3 million or $3.37 per Boe, as compared to $3.22 per Boe for the prior year on a pro forma basis. The DD&A rate was increased on the Vista properties during the second quarter of 2000 based on Prize's further evaluation of Vista's reserves.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A expense in the quarter ended June 30, 2000 was $2.3 million. On a Boe basis, the G&A rate was $1.20, consistent with the pro forma rate of $1.20 in 1999. G&A expense during the six months ended June 30, 2000 was $4.0 million, or $1.09 per Boe produced. The decrease in G&A cost per Boe is directly attributable to the actual economies of scale achieved in the merger with Vista and the absence of non-recurring G&A expenses associated with Prize's start up in 1999.

INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 2000 was $4.5 million and $8.0 million, respectively. The average rate on the debt outstanding was 8.44% and 8.34% for the three and six months ended June 30, 2000 compared to the pro forma rate of 8.27% in 1999.

INCOME TAXES. Income tax expense is based upon the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate for 2000 is 37%.

CAPITAL EXPENDITURES, CAPITAL RESOURCES, AND LIQUIDITY

The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1 elsewhere herein.

CAPITAL EXPENDITURES. Approximately $12.2 million was spent in the second quarter of 2000 for capital expenditures bringing the 2000 year to date total to $21.7 million. These totals include $11.5 million and $20.7 million for the acquisition, drilling and development of oil and gas properties during the three and six months ended June 30, 2000, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY. On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2009. As of June 30, 2000, the Company's borrowing base was $250 million and Prize's outstanding net long-term debt was approximately $211 million.

Cash provided by operating activities ("operating cash flow") continued to be the primary source of capital and liquidity in the second quarter of 2000. Operating cash flow for the three and six months ended June 30, 2000 was $11.9 million $18.2 million, respectively.

During the second quarter, Prize did not borrow or repay on the Senior Credit Facility. Prize utilized its Senior Credit Facility during the first quarter of 2000 to fund a portion of its capital expenditures and the purchase of treasury stock. Net borrowings against the Senior Credit Facility in the first six months of 2000 were $28.8 million.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


See the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Prize's 1999 Annual Report on Form 10-K. Such information includes a description of Prize's potential exposure to market risks, including commodity price risk and interest rate risk. As a result of the increase in both oil and natural gas prices, Prize's market risk relating to the fair market value exposure of hedges is ($41.7) million as of June 30, 2000 compared to ($10.5) million as of December 31, 1999.

PART II.  OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS
                           Not applicable.

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                           Not applicable.

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                           Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 25, 2000, in Irving, Texas. At the Annual Meeting, the stockholders of the Company elected Philip B. Smith, Lon C. Kile, Kenneth A. Hersh and David R. Albin as directors. The stockholders also considered and approved (a) the Company's 1998 Key Employee Stock Option Plan and Amendment Number 1 thereto and (b) the appointment of Ernst & Young LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2000.

                           There were present at the Annual Meeting, in person or by proxy, stockholders holding 12,545,604 shares of the common stock of the Company, or 94.6% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                       Votes         Votes                       Broker
                                        For         Against     Abstentions    Non-Votes
                                    ----------      -------     -----------    ---------
1.       Election of Directors:
         Philip B. Smith            12,542,123       3,481          -0-           -0-
         Lon C. Kile                12,541,697       3,907          -0-           -0-
         Kenneth A. Hersh           12,542,157       3,447          -0-           -0-
         David R. Albin             12,542,157       3,447          -0-           -0-

2.       Approval of the            12,523,749       8,564         13,291         -0-
         Company's 1998 Key
         Employee Stock Option
         Plan and Amendment
         Number 1 thereto

3.       Ratification of Ernst &    12,542,651        665           2,288         -0-
         Young LLP as
         independent public
         accountants of the
         Company for fiscal 2000

         ITEM 5.           OTHER INFORMATION

                           Not applicable.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                           a)  Exhibits

                           The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------

   10.1 First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to BankBoston, N.A., as administrative agent, and certain financial institutions.

   10.2 Amendment Number 1 to the Company's 1998 Key Employee Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 28,
                  2000).

    27            Financial Data Schedule.

                           b) Reports on Form 8-K

                           Form 8-K was filed June 15, 2000, to file certain exhibits under Item 7.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Prize Energy Corp.
                                                  ------------------------------
                                                  (Registrant)


DATE:     August 14, 2000                         /s/ Lon C. Kile
          ---------------                         ------------------------------
                                                  Lon C. Kile
                                                  President
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
   10.1           First Amendment to Amended and Restated Credit Agreement,
                  dated as of June 30, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to
                  BankBoston, N.A., as administrative agent, and certain
                  financial institutions.

   10.2           Amendment Number 1 to the Company's 1998 Key Employee Stock
                  Option Plan (filed as Exhibit A to the Company's Proxy
                  Statement for Annual Meeting of Stockholders dated April 28,
                  2000).

    27            Financial Data Schedule.