Form 10-Q
period 2000-09-30
PRIZE ENERGY CORP
filed 2000-11-13
CIK 1063564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission file number 001-14575
                       ---------

                               PRIZE ENERGY CORP.
               (Exact name of registrant as specified in charter)

            Delaware                                             75-2766114
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3500 William D. Tate,  Suite 200           Grapevine, TX           76051
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 14, 2000
----------------------------                   --------------------------------
Common Stock, $.01 Par Value                              13,189,029

                               PRIZE ENERGY CORP.

                      Index to Form 10-Q Quarterly Report
                   to the Securities and Exchange Commission

                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements ...........................................      3

      Consolidated Balance Sheets at September 30, 2000 (Unaudited)
      and December 31, 1999 .............................................................      4

      Consolidated Statements of Operations (Unaudited),
      For the Three and Nine Months Ended September 30, 2000 and 1999 ...................      5

      Consolidated Statements of Stockholders' Equity, For the Periods
      Ended September 30, 2000 (Unaudited) and December 31, 1999 ........................      6

      Consolidated Statements of Cash Flows (Unaudited), For
      the Three and Nine Months Ended September 30, 2000 and 1999 .......................      7

      Notes to Consolidated Financial Statements ........................................      8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................................     13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................     19

Part II.  Other Information .............................................................     20


                                   DEFINITIONS

                            As used in this document:
                         "Mcf" means thousand cubic feet
                         "MMcf" means million cubic feet
                         "Bcf" means billion cubic feet
                               "Bbl" means barrel
                         "MBbls" means thousand barrels
                         "MMBbls" means million barrels
                      "Boe" means equivalent barrels of oil
                 "Mboe" means thousand equivalent barrels of oil
                 "MMboe" means million equivalent barrels of oil
                     "Oil" includes crude oil and condensate
                        "NGLs" means natural gas liquids

                               PRIZE ENERGY CORP.



                          PART I. FINANCIAL INFORMATION



      Item 1. Consolidated Financial Statements September 30, 2000 and 1999

                               PRIZE ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      2000           1999
                                                                  -------------  ------------
                                                                   (unaudited)
 ASSETS
      Current assets:
         Cash  and cash equivalents                                 $   2,155      $   3,353
         Accounts receivable - Oil & Gas                               29,390         18,487
         Accounts receivable - Trade                                    4,248          2,173
         Margin account deposits                                        5,800             --
         Deferred tax asset                                             3,218             --
         Prepaid income tax                                             5,531             --
         Other                                                          2,145            633
                                                                    ---------      ---------
      Total current assets                                             52,487         24,646
      Properties and equipment at cost:
         Oil and gas properties                                       359,959        219,227
         Other                                                          2,322            985
                                                                    ---------      ---------
                                                                      362,281        220,212

         Less accumulated depreciation and depletion                  (27,539)        (8,714)
                                                                    ---------      ---------
      Total properties and equipment at cost, net                     334,742        211,498
      Other assets, net                                                 2,611          2,466
                                                                    ---------      ---------
 TOTAL ASSETS                                                       $ 389,840      $ 238,610
                                                                    =========      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                                            $  13,603      $  10,799
        Accrued federal and state income taxes                            242          4,898
        Accrued production taxes                                        5,730          1,832
        Accrued interest                                                2,594          2,203
        Accrued hedge liability                                         2,950             --
        Accrued operating expenses                                      2,351          1,290
        Other accrued liabilities                                       3,335          1,978
                                                                    ---------      ---------
     Total current liabilities                                         30,805         23,000
     Long-term debt                                                   211,419        127,000
     Deferred income taxes                                             29,747            158
     Stockholders' equity:
        Convertible voting preferred stock:
               authorized shares - 10,000,000 and 16,651,870;
               issued and outstanding - 0 and 3,958,879                    --         30,907
        Common stock, $.01 par value:
               authorized shares -  50,000,000 and 33,303,740;
               issued and outstanding - 14,614,587 and 8,291,301          146             83
        Paid-in capital                                               105,838         49,260
        Retained earnings                                              29,900          8,202
        Treasury stock - 1,313,582 shares                             (18,015)            --
                                                                    ---------      ---------
           Total stockholders' equity                                 117,869         88,452
                                                                    ---------      ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 389,840      $ 238,610
                                                                    =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)




                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------      ------------------------------
                                                      2000              1999              2000              1999
                                                 -------------      ------------      ------------      ------------
OIL AND GAS SALES                                 $     40,962      $     22,693      $    107,280      $     22,693
COSTS AND EXPENSES
    Lease operations                                     7,836             3,741            23,340             3,741
    Production taxes                                     4,412             2,277            11,064             2,277
    Depletion, depreciation, and amortization            6,565             4,647            18,825             4,647
    General and administrative                           2,610               705             6,578               722
                                                  ------------      ------------      ------------      ------------
        Total costs and expenses                        21,423            11,370            59,807            11,387
                                                  ------------      ------------      ------------      ------------
OPERATING INCOME                                        19,539            11,323            47,473            11,306
OTHER:
    Interest expense                                     4,846             3,203            12,806             3,101
    Other income                                          (250)             (116)             (501)             (204)
                                                  ------------      ------------      ------------      ------------
        Total other expenses                             4,596             3,087            12,305             2,897
                                                  ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                              14,943             8,236            35,168             8,409
PROVISION FOR INCOME TAXES                              (5,529)           (2,681)          (13,012)           (2,745)
                                                  ------------      ------------      ------------      ------------
NET INCOME                                               9,414             5,555            22,156             5,664
PREFERRED DIVIDEND                                          --              (450)             (459)             (450)
                                                  ------------      ------------      ------------      ------------
INCOME AVAILABLE TO
    COMMON STOCKHOLDERS                           $      9,414      $      5,105      $     21,697      $      5,214
                                                  ============      ============      ============      ============

NET INCOME PER COMMON SHARE:
    Basic                                         $       0.71      $        .62      $       1.80      $        .83
    Diluted                                       $       0.66      $        .46      $       1.56      $        .74

WEIGHTED-AVERAGE
    COMMON SHARES OUTSTANDING:
    Basic                                           13,314,060         8,291,301        12,074,592         6,296,140
    Diluted                                         14,199,704        12,134,678        14,236,086         7,681,542



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)



                                      Convertible Voting
                                        Preferred Stock              Common Stock            Note       Additional
                                    ------------------------     ----------------------   Receivable      Paid-in     Retained
                                      Shares        Amount         Shares      Amount       Officer       Capital     Earnings
                                    ----------    ----------     ---------   ----------   ----------    ----------   ----------
 Issuance of common stock                         $       --     8,291,301   $       83   $     (250)   $   49,260   $       --

 Issuance of preferred stock         3,843,252        30,000            --           --           --            --           --

 Preferred dividends                   115,627           907            --           --           --            --         (907)

 Repayment of note receivable               --            --            --           --          250            --           --

 Net income                                 --            --            --           --           --            --        9,109

                                    ----------    ----------    ----------   ----------   ----------    ----------   ----------

 Balance as of December 31, 1999     3,958,879    $   30,907     8,291,301   $       83   $       --    $   49,260   $    8,202

(UNAUDITED)
 Issuance of stock in acquisition           --            --     2,339,089           23           --        25,177           --

 Preferred stock dividend               25,318           198            --           --           --            --         (458)

 Conversion of preferred shares     (3,984,197)      (31,105)    3,984,197           40           --        31,065           --

 Purchase of treasury shares                --            --            --           --           --            --           --

 Warrant Exercises                          --            --            --           --           --           330           --

 Option Exercises                           --            --            --           --           --             6           --

 Net income                                 --            --            --           --           --            --       22,156
                                    ----------    ----------    ----------   ----------   ----------    ----------   ----------

 Balance as of September 30, 2000           --    $       --    14,614,587   $      146   $       --    $  105,838   $   29,900
                                    ==========    ==========    ==========   ==========   ==========    ==========   ==========


                                          Treasury Stock
                                     ------------------------
                                       Shares        Amount         Total
                                     ----------    ----------    ----------
 Issuance of common stock                    --    $       --    $   49,093

 Issuance of preferred stock                 --            --        30,000

 Preferred dividends                         --            --            --

 Repayment of note receivable                --            --           250

 Net income                                  --            --         9,109
                                     ----------    ----------    ----------

 Balance as of December 31, 1999             --    $       --    $   88,452

(UNAUDITED)
 Issuance of stock in acquisition          (900)          (22)       25,178

 Preferred stock dividend                    --            --          (260)

 Conversion of preferred shares              --            --            --

 Purchase of treasury shares         (1,363,582)      (18,689)      (18,689)

 Warrant Exercises                       45,000           615           945

 Option Exercises                         5,900            81            87

 Net income                                  --            --        22,156
                                     ----------    ----------    ----------

 Balance as of September 30, 2000    (1,313,582)      (18,015)      117,869
                                     ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30             SEPTEMBER 30,
                                                   ------------------------   ----------------------
                                                       2000         1999         2000        1999
                                                   -----------   ----------   ----------  ----------
OPERATING ACTIVITIES
Net Income                                           $   9,414    $   5,555    $  22,156    $   5,664

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, depletion and amortization              6,565        4,647       18,825        4,647
   Amortization of loan origination fees                   110           87          323           87
   Undistributed earnings of equity investee                --           --           --          (88)
   Deferred income tax                                   9,444           --        9,444           --
                                                     ---------    ---------    ---------    ---------
                                                        25,533       10,289       50,748       10,310
   Changes in operating assets and liabilities:
      Accounts receivable                                  633      (21,186)      (8,064)     (21,186)
      Other current assets                             (12,381)       1,231      (15,816)        (648)
      Accounts payable and accrued liabilities          (9,383)      18,771       (4,312)      21,204
                                                     ---------    ---------    ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES                    4,402        9,105       22,556        9,680

INVESTING ACTIVITIES
   Additions to oil and gas properties                 (12,519)        (608)     (33,207)    (211,258)
   Additions to other properties and equipment            (346)      (2,535)      (1,338)      (2,535)
   Proceeds from sale of mineral interest                   --       32,000           --       32,000
                                                     ---------    ---------    ---------    ---------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (12,865)      28,857      (34,545)    (181,793)

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                  991           --          991       45,464
   Purchase of treasury stock                             (260)          --      (18,689)          --
   Repayment of notes receivable from shareholder           --          100           --          100
   Borrowings under credit facilities                       --        3,500       28,750      171,000
   Repayment of credit facilities                           --      (32,284)          --      (32,284)
   Loan origination fees                                    --         (769)          --       (2,434)

   Payment of preferred dividend                            --           --         (261)          --
                                                     ---------    ---------    ---------    ---------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES
                                                           731      (29,453)      10,791      181,846

Increase (Decrease) in Cash and Cash Equivalents        (7,732)       8,509       (1,198)       9,733
Cash and Cash Equivalents, Beginning of Period           9,887        1,224        3,353           --
                                                     ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   2,155    $   9,733    $   2,155    $   9,733
                                                     =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes      $  11,108    $      --    $  16,915    $      --

   Cash paid during the period for interest          $   3,959    $      --    $  11,151    $      --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Dividend in kind                                  $      --    $     450    $     198    $     450

   (See footnote 2 for information on Vista purchase)

              The accompanying notes are an integral part of these
                        consolidated financial statements

                               PRIZE ENERGY CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and notes of Prize Energy Corp. ("Prize" or, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in Prize's 1999 annual report on Form 10-K.

In the opinion of Prize's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Prize and its subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 2000 and 1999.

BUSINESS AND ORGANIZATION

Prize was formed on January 15, 1999 (inception) and is a Delaware corporation engaged in the acquisition, development and production of proved oil and gas properties. The Company's corporate headquarters is located in Grapevine, Texas with oil and gas producing properties primarily located in Texas, Oklahoma, Louisiana and New Mexico.

The Company was initially formed through the contribution of cash and a minority investment in a limited liability company for the purpose of acquiring oil and gas properties. Pursuant to the terms of a Purchase and Sale Agreement dated May 16, 1999, on June 29, 1999 the Company completed the acquisition of interests in certain oil and gas producing properties, primarily located in Texas, Oklahoma, Louisiana and New Mexico from affiliates of Pioneer Natural Resources USA, Inc. ("Pioneer") for a total purchase price of $242 million, including transaction costs, paid in cash and 6% convertible voting preferred stock. Prior to June 29, 1999, the Company had no significant oil and gas operations.

Subsequent to the purchase from Pioneer and effective July 1, 1999, Prize sold a group of mineral interests for $32 million, which were acquired with the oil and gas properties purchased from Pioneer. The properties were located outside Prize's principal operating areas of Texas, Oklahoma, Louisiana and New Mexico. Accordingly, the properties were assigned a value of $32 million when purchased, and no gain or loss was recognized on disposal.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which, as amended, is required to be adopted in years beginning after June 15, 2000. The Company will implement SFAS 133 beginning on January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of adopting SFAS 133 will be; however, based on the current fair value of the company's oil & gas hedges, SFAS 133 will decrease shareholders' equity absent a significant change in oil & gas prices. (See Item 3. Quantitative and qualitative disclosures about market risk.)


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

Under the terms of the merger, Prize stockholders effectively exchanged 16% of their interest in Prize for an 84% interest in Vista. Prior to the merger, Prize was a private company with no readily determinable market value. Thus, in order to determine the purchase price paid by Prize, Prize management estimated the fair value of the 16% interest of Prize exchanged for the 84% interest in Vista based on the estimated fair value of Prize's oil and gas assets, its debt and other assets and liabilities as of the purchase agreement date. The preliminary purchase price was $87.4 million, including liabilities assumed of $62.2 million. The preliminary purchase price was assigned to the assets of Vista based on their fair value, resulting in current and other assets of $5.0 million, oil and gas properties of $112.2 million, current liabilities of $13.5 million, debt of $53.7 million, and deferred taxes of $24.8 million. Additionally, $1.3 million of accrued interest and bank fees were rolled into the debt principal.

Purchase price adjustments include the recognition of severance for the executive officers of Vista, derecognition of Vista's deferred financing costs, the accrual of Vista's hedge position at its fair value and adjustments to the basis of oil and gas properties as well as the related deferred taxes as a result of the merger. The increase to deferred taxes was principally due to the increase in the carrying value of Vista's oil and gas properties as a result of the purchase compared to the tax basis which is not increased as a result of the purchase. There are no identifiable intangible assets related to the purchase. Accordingly, all of the preliminary purchase price has been allocated to the tangible assets and liabilities. In the third quarter of 2000, the purchase price allocation was revised to include a deferred tax asset of $4.7 million for net operating loss carryforwards assumed in the Vista merger. The offset was to reduce oil and gas properties by the same amount. As of September 30, 2000, $1.5 million of the net operating loss was utilized.


3. CREDIT FACILITIES

On February 8, 2000, in connection with the merger with Vista, the Company amended its Senior Facility to provide for total borrowings of up to $400 million. The amended Senior Facility is due June 29, 2009. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. In October 2000, the Company amended the Senior Facility to provide for an increase in the limits for letters of credit to an aggregate of $15 million with an additional supplemental letter of credit (as defined by the credit agreement) of $15 million. At September 30, 2000, $2.5 million was outstanding under the letter of credit provisions of the facility. The revolver converts to a term loan on June 29, 2002, with quarterly principal payments after that date through June 29, 2009. Interest is due quarterly at either the bank's prime rate or eurodollar rate plus a margin as defined in the agreement. The Company assumed $54 million of debt when it purchased Vista. At September 30, 2000, $211.4 million was outstanding. As of October 1, 2000, the Company's borrowing base was raised from $250 million to $325 million. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets.


4. STOCKHOLDERS' EQUITY

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

5. EARNINGS PER SHARE

The following tables provide reconciliations between basic and diluted earnings per common share for the three months and nine months ended September 30, 2000.

Three Months Ended September 30, 2000 (in thousands, except shares and per share amounts):

                                                                WEIGHTED     PER SHARE
                                                  INCOME     AVERAGE SHARES    AMOUNT
                                                ----------  --------------   ---------
Basic earnings per share

   Income available to common stockholders ...  $    9,414     13,314,060     $0.71
Effect of Dilutive Securities:
   Employee Stock Options .....................         --        884,106
   Warrants ...................................         --          1,538
                                                ----------     ----------
   Diluted earnings per share ................. $    9,414     14,199,704      0.66
                                                ==========     ==========




Nine Months Ended September 30, 2000 (in thousands, except shares and per share amounts):

                                                                     WEIGHTED       PER SHARE
                                                       INCOME     AVERAGE SHARES      AMOUNT
                                                     ----------   --------------    ---------
Basic earnings per share
   Income available to common stockholders ...          21,697     12,074,592         1.80
Effect of Dilutive Securities:
   Employee Stock Options .....................             --        837,949
   Warrants ...................................             --            326
   Convertible preferred shares ...............            459      1,323,219
                                                    ----------     ----------
   Diluted earnings per share .................     $   22,156     14,236,086         1.56
                                                    ==========     ==========


Warrants to purchase 1,687,296 and 1,500,734 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the three and nine months ended September 30, respectively.

6. PRO FORMA INFORMATION

The following condensed pro forma financial information reflects the pro forma statement of operations assuming that the Pioneer purchase, the Vista merger, the Minerals sale and the Sunterra purchase all occurred on January 1, 1999. The Company emphasizes that this information is not necessarily indicative of future performance.


                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                          -----------------------
                                                (unaudited)
                                          -----------------------
(in thousands except for per share data)     2000         1999
                                          ----------   ----------
Oil and gas sales                         $  108,921   $   70,075
Production expenses                          (35,337)     (22,115)
Depletion, depreciation and amortization     (19,461)     (19,108)

General and administrative                    (6,874)      (5,453)
Interest expense, net                        (13,166)     (11,125)
Other income                                     511          314
                                          ----------   ----------
       Income before income taxes             34,594       12,588
Provision for income taxes                   (12,789)      (4,654)
                                          ----------   ----------
       Net Income                             21,805        7,934
Preferred dividend                              (459)      (1,370)
                                          ----------   ----------
Income available to common stockholders   $   21,346   $    6,564
                                          ==========   ==========

Earnings per share:
     Basic                                $     1.70   $      .62
     Diluted                              $     1.47   $      .54


7. SUBSEQUENT EVENT

In October 2000, Prize initiated a stock repurchase program for the purchase on the open market of up to $15 million of common stock. As of October 31, 2000, Prize has repurchased 109,400 shares at prices ranging from $17.04 to $19.00 for a total of $2 million.

On October 17, 2000, Prize announced that James R. Latimer III was elected as a Director of the Company. Over the past eight years, Mr. Latimer had been the Chairman and CEO of a privately held exploration and production company based in Dallas.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in results of operations for the three and nine months ended September 30, 2000 compared to the same periods in 1999 and in financial condition since December 31, 1999. It is presumed that readers have read or have access to Prize's 1999 annual report on Form 10-K.

OVERVIEW

On February 8, 2000, Prize completed the reverse merger with Vista. Vista's properties are primarily located in the Company's core operating area of the Permian Basin of West Texas. The combination of Vista with Prize expanded Prize's reserves approximately 20 MMboe, or 27%, and added to the Company's exploitation inventory. The Vista transaction is accounted for under the "purchase" method of accounting. The transaction was structured such that Prize is the acquirer of Vista. Accordingly, Prize's financial statements for the three and nine months ended September 30, 2000 exclude the oil and gas operations of Vista prior to February 8, 2000.

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

Pursuant to a registration rights agreement with certain principal stockholders, Prize completed an offering by such stockholders of 3,000,000 shares of common stock on September 26, 2000. As such, Prize did not receive any of the proceeds from the sale of such shares by the selling stockholders and incurred $189,000 of offering costs. As a result of the offering, the freely tradeable shares of Prize increased to approximately 34 percent of the common shares outstanding.

In October 2000, Prize initiated a stock repurchase program for the purchase on the open market of up to $15 million of common stock. Management believes that given the current oil and gas price environment, the purchase of the Company's common stock at these stock price levels represents an attractive investment and excellent opportunity to enhance the value of the Company relative to the per share oil and gas reserve value.

For the quarter ended September 30, 2000, net income was $9.4 million or $.71 (basic) per common share. This compares to third quarter of 1999 net income available to common stockholders of $5.1 million or $.62 (basic) per common share. For the nine months ended September 30, 2000, net income available to common stockholders was $21.7 million or $1.80 (basic) per common share. This compares to the nine months ended September 30, 1999 net income available to common stockholders of $5.2 million or $.83 (basic) per common share. The substantial increase in the 2000 net income is directly attributable to heightened levels of development activities, increases in oil and gas prices and the acquisition of producing oil and gas properties from Pioneer Natural Resources (effective July 1, 1999) and the Vista acquisition (effective February 8, 2000).

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES AND DIRECT OPERATING EXPENSES

As a result of Prize's limited operating history and rapid growth associated with the Pioneer and Vista acquisitions, the consolidated financial statements of Prize, which began operations on January 15, 1999, are not readily comparable to the prior year and are not indicative of future results. Prior to June 30, 1999, Prize had no oil and gas operations. Consequently, Prize has based its discussion of revenues and direct operating expenses upon the actual revenues and direct operating expenses for the three and nine months ended September 30, 2000 compared to the pro forma revenues and direct operating expenses for the three and nine months ended September 30, 1999 which assume that the Pioneer purchase, the Vista merger, the minerals sale and the Sunterra acquisition occurred on January 1, 1999.

The following two tables reconcile the statement of operations and production for the nine months ended September 30, 2000 and 1999 to the pro forma financial information provided in Note 6 of the Notes to Unaudited Consolidated Financial Statements. The adjustments represent January activity from the Vista acquisition which is not included in the discussion of operating activities below.

                                                                    2000
                                              --------------------------------------------------
                                              NINE MONTHS         PRO FORMA
                                                 ENDED              VISTA
                                              SEPTEMBER 30         JANUARY           PRO FORMA
                                              ------------       ------------       ------------
                                                           (unaudited, in thousands)
                                                           -------------------------
Oil/liquids sales                             $     58,555       $      1,242       $     59,797
Gas sales                                           48,725                399             49,124
                                              ------------       ------------       ------------
Total oil and gas sales                            107,280              1,641            108,921
Production expenses                                (34,404)              (933)           (35,337)
Depletion, depreciation and amortization           (18,825)              (636)           (19,461)
General and administrative                          (6,578)              (296)            (6,874)
Interest expense, net                              (12,806)              (360)           (13,166)
Other income                                           501                 10                511
                                              ------------       ------------       ------------
     Income before income taxes                     35,168               (574)            34,594
Provision for income taxes                         (13,012)               223            (12,789)
                                              ------------       ------------       ------------
     Net Income                                     22,156               (351)            21,805
Preferred dividend                                    (459)                --               (459)
                                              ------------       ------------       ------------
Income available to common stockholders       $     21,697       $       (351)      $     21,346
                                              ============       ============       ============
PRODUCTION
  Oil/liquids (MBbls)                                2,657                 76              2,733
  Gas (MMcf)                                        17,605                224             17,829
                                              ------------       ------------       ------------
  Total (Mboe)                                       5,591                113              5,704
                                              ============       ============       ============

                                                               1999
                                          ------------------------------------------------
                                             PRO FORMA
                                            NINE MONTHS      PRO FORMA
                                               ENDED           VISTA
                                           SEPTEMBER 30*      JANUARY          PRO FORMA
                                          --------------   --------------   --------------
                                                     (unaudited, in thousands)
                                                     -------------------------
Oil/liquids sales                         $       33,954   $          818   $       34,772
Gas sales                                         34,878              425           35,303
                                          --------------   --------------   --------------
Total oil and gas sales                           68,832            1,243           70,075
Production expenses                              (21,711)            (404)         (22,115)
Depletion, depreciation and amortization         (18,478)            (630)         (19,108)
General and administrative                        (5,325)            (128)          (5,453)
Interest expense, net                            (10,802)            (323)         (11,125)
Other income                                         307                7              314
                                          --------------   --------------   --------------
     Income before income taxes                   12,823             (235)          12,588
Provision for income taxes                        (4,741)              87           (4,654)
                                          --------------   --------------   --------------
     Net Income                                    8,082             (148)           7,934
Preferred dividend                                (1,370)              --           (1,370)
                                          --------------   --------------   --------------

Income available to common stockholders   $        6,712   $         (148)  $        6,564
                                          ==============   ==============   ==============

PRODUCTION
  Oil/liquids (MBbls)                              2,471               74            2,545
  Gas (MMcf)                                      17,793              230           18,023
                                          --------------   --------------   --------------
  Total (Mboe)                                     5,437              112            5,549
                                          ==============   ==============   ==============

         * does not include Pro Forma Vista January, 1999

Changes in oil/liquids and gas production, average realized prices including the effects of hedging, and revenues for the three and nine months ended September 30, 2000 and 1999, are shown in the table below:

                        THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------       -------------------------------
                                     PRO        2000                        PRO        2000
                                    FORMA        VS.                       FORMA        VS.
                           2000      1999       1999              2000      1999       1999
                        ---------  --------  -----------       ---------  --------  ----------
PRODUCTION
   Oil/liquids (MBbls)         935       847        10%             2,657     2,471         8%
   Gas (MMcf)                6,130     5,963         3%            17,605    17,793        (1%)
   Total (Mboe)              1,957     1,841         6%             5,591     5,437         3%


AVERAGE REALIZED PRICES
   Oil/liquids (per Bbl)  $  24.17  $  15.70        54%          $  22.04  $  13.74        60%
   Gas (per Mcf)          $   2.99  $   2.31        29%          $   2.77  $   1.96        41%
   Per Boe                $  20.93  $  14.70        42%          $  19.19  $  12.66        52%


TOTAL REVENUES (000'S)
   Oil/liquids            $ 22,603  $ 13,300        70%          $ 58,555  $ 33,954        72%
   Gas                      18,359    13,765        33%            48,725    34,878        40%
                          --------  --------                     --------  --------
   Total                  $ 40,962  $ 27,065        51%          $107,280  $ 68,832        56%
                          ========  ========                     ========  ========

OIL/LIQUIDS REVENUES FOR 2000 COMPARED TO 1999. Oil/liquids revenues increased $9.3 million or 70% in the third quarter of 2000 compared to the same period in 1999. Production gains of 88,000 barrels, or 10%, added $2.1 million of oil/liquids revenues in the 2000 period. In addition to the production increases, Oil/liquids revenues increased $7.2 million as a result of the $8.47 per barrel, or 54%, price increase realized in the third quarter of 2000 compared to the same period in 1999.

Oil/liquids revenues increased $24.6 million or 72% in the first nine months of 2000 compared to the same period in 1999. Production gains of 186,000 barrels, or 8%, added $4.1 million of Oil/liquids revenues in the 2000 period. In addition to the production increases, Oil/liquids revenues increased $20.5 million as a result of the $8.30 per barrel, or 68%, price increase realized in the year-to-date period of 2000.

GAS REVENUES FOR 2000 COMPARED TO 1999. Gas revenues increased $4.6 million or 33% in the third quarter of 2000 compared to the same period in 1999. Production gains of 167 MMcf of gas, or 3%, added $.5 million of gas revenues in the 2000 period. In addition to the production increases, gas revenues increased $4.1 million as a result of the gas price realized increasing $0.68 per Mcf, or 29%, in the third quarter of 2000 compared to the same period in 1999.

Gas revenues increased $13.8 million or 40% in the first nine months of 2000 compared to the same period in 1999. Production declined slightly by 188 MMcf of gas, or 1%, reducing revenues by $.6 million in the 2000 period. Gas revenues increased $14.4 million as a result of the $0.81 per Mcf, or 41%, price increase realized in the year-to-date period of 2000.

PRODUCTION AND OPERATING EXPENSE. Listed below are the changes in production and operating expenses for the three and nine months ended September 30, 2000:

                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------    -------------------------------
                                         PRO       2000                     PRO       2000
                                        FORMA       VS.                    FORMA       VS.
                               2000      1999      1999           2000      1999      1999
                             --------  --------  --------       --------  --------  --------
PRODUCTION AND OPERATING
    EXPENSES (000'S)
   Recurring Operations and
       Maintenance Expense   $  6,047  $  5,508        10%      $ 17,413  $ 14,860        17%
   Well Workover Expense        1,789        44      3966%         5,927       994       496%
   Production Taxes             4,412     2,277        94%        11,064     5,857        87%
                             --------  --------                 --------  --------
          Total              $ 12,248  $  7,829        56%      $ 34,404  $ 21,711        58%
                             ========  ========                 ========  ========

PER BOE PRODUCED
   Recurring Operations and
       Maintenance Expense   $   3.09  $   2.99         3%      $   3.11  $   2.73        14%
   Well Workover Expense     $    .91  $    .02       445%      $   1.06  $    .18       489%
   Production Taxes          $   2.25  $   1.24        81%      $   1.98  $   1.08        83%

Recurring operations and maintenance expenses increased $539 thousand or 10%, in the third quarter of 2000 and $2.6 million or 17% in the nine months ended September 30, 2000. Well workover expense increased $1.7 million in the third quarter of 2000 and $4.9 million in the nine months ended September 30, 2000. The significant increases in recurring operations and maintenance expense and well workover expense are substantially due to the lack of focused attention of the prior operators.

Production taxes increased $2.1 million, or 94%, and $5.2 million, or 89%, in the three and nine months ended September 30, 2000. This increase was caused by the significant increases in oil and gas prices occurring over the past twelve months.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES (DD&A). DD&A expense in the quarter ended September 30, 2000 was $6.6 million. On a Boe basis, the average DD&A rate was $3.35, or slightly lower than the pro forma rate of $3.44 in 1999. DD&A expense in the nine months ended September 30, 2000 was $18.8 million or $3.37 per Boe, as compared to $3.40 per Boe for the prior year on a pro forma basis.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A expense in the quarter ended September 30, 2000 was $2.6 million. On a Boe basis, the G&A rate was $1.33, $.66 higher than the pro forma rate of $.67 in 1999. G&A expense during the nine months ended September 30, 2000 was $6.6 million, or $1.18 per Boe produced, as compared to the pro forma rate of $.98 in 1999. The increase in the 2000 periods resulted from Prize's increase in staffing, related benefit costs and offering costs related to the September 26, 2000 offering.

INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 2000 was $4.8 million and $12.8 million, respectively. The average rate on the debt outstanding was 8.47% and 8.21% for the three and nine months ended September 30, 2000 compared to the pro forma rate of 8.27% in 1999.

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

CAPITAL EXPENDITURES. Approximately $12.9 million was spent in the third quarter of 2000 for capital expenditures bringing the 2000 year to date total to $34.5 million. These totals include $12.5 million and $33.2 million for the acquisition, drilling and development of oil and gas properties during the three and nine months ended September 30, 2000, respectively. For the three months ended September 30, 2000, $10 million was spent on drilling, $1.5 million on development, and $1 million on oil and gas equipment and facilities. For the nine months ended September 30, 2000, $29.1 million was spent on drilling, development, and equipment and $4.1 million on the acquisition of oil and gas properties. As of September 30, 2000, the Company has participated in the drilling of 51 wells, achieving a success rate of 96%. In addition, the Company has performed a total of 49 recompletions, with a success rate of 88%. The success rates achieved in the 2000 capital expenditure program have significantly contributed to the increase in production realized in 2000. Management believes the success demonstrated to date in the 2000 capital expenditure program should result in meaningful additions to the Company's oil and gas reserve base by year-end.

The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned 2000 capital expenditures of approximately $50-$55 million.

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

CAPITAL RESOURCES AND LIQUIDITY. On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2009. As of October 1, 2000, the Company's borrowing base was raised from $250 million to $325 million. As of September 30, 2000, Prize's outstanding net long-term debt was approximately $211 million.

Cash provided by operating activity before changes in working capital ("operating cash flow") continued to be the primary source of capital and liquidity in the third quarter of 2000. Operating cash flow for the three and nine months ended September 30, 2000 was $25.5 million and $50.7 million, respectively.

During the third quarter, Prize did not borrow or repay on the Senior Credit Facility. Prize utilized its Senior Credit Facility during the first quarter of 2000 to fund a portion of its capital expenditures and the purchase of treasury stock. Borrowings against the Senior Credit Facility in the first nine months of 2000 were $28.8 million.

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

See the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Prize's 1999 Annual Report on Form 10-K. Such information includes a description of Prize's potential exposure to market risks, including commodity price risk and interest rate risk. As a result of the increase in both oil and natural gas prices, Prize's market risk relating to the fair market value exposure of hedges is ($44.2) million as of September 30, 2000 compared to ($10.5) million as of December 31, 1999.

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

                           Not applicable.

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

  EXHIBIT
  NUMBER                                 DESCRIPTION

    4.1 Specimen Stock Certificate for the Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-44346, as amended (the "Registration Statement")).

   10.1 Second Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to BankBoston, N.A., as administrative agent, and certain financial institutions.

   10.2 Third Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to Bank Boston, N.A., as administrative agent, and certain financial institutions.

   10.3 Advisory Services and Indemnification Agreement, dated January 25, 1999, between the Company and Natural Gas Partners V, L.P. and Amendment thereto dated June 28, 1999 (filed as Exhibit 10.16 to the Registration Statement).

   27         Financial Data Schedule.

                           b) Reports on Form 8-K

                           None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Prize Energy Corp.
                                       ------------------------------
                                       (Registrant)


DATE: November 14, 2000                /s/ Lon C. Kile
     ------------------                ------------------------------
                                       Lon C. Kile
                                       President
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
    4.1       Specimen Stock Certificate for the Common Stock, par value $.01 per share of the Company (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-1, Registration No. 333-44346, as
              amended (the "Registration Statement")).

   10.1 Second Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2000, among Prize Energy Resources, L.P., the
              Company, Fleet National Bank, successor-in-interest to BankBoston,
              N.A., as administrative agent, and certain financial institutions.

   10.2 Third Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2000, among Prize Energy Resources, L.P., the
              Company, Fleet National Bank, successor-in-interest to Bank
              Boston, N.A., as administrative agent, and certain financial institutions.

   10.3       Advisory Services and Indemnification Agreement, dated January 25,
              1999, between the Company and Natural Gas Partners V, L.P. and
              Amendment thereto dated June 28, 1999 (filed as Exhibit 10.16 to the Registration Statement).

   27         Financial Data Schedule.