Form 10-K405
period 2000-12-31
PRIZE ENERGY CORP
filed 2001-04-02
CIK 1063564

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                                  817-424-0400

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
         --------------------                ------------------------------------------
      Common Stock, $.01 Par Value                      American Stock Exchange
Common Stock Warrants at $28.00 Per Share               American Stock Exchange


        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2001, 12,867,405 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $97.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2001, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
 Item 1.   Business.............................................................    4
 Item 2.   Properties...........................................................    8
 Item 3.   Legal Proceedings....................................................   12
 Item 4.   Submission of Matters to a Vote of Security Holders..................   12
 Item 4A.  Executive Officers of the Registrant.................................   13

PART II
 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters..................................................   14
 Item 6.   Selected Financial Data..............................................   15
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................   16
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........   22
 Item 8.   Financial Statements and Supplementary Data..........................   25
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.............................................   47

PART III
 Item 10.  Directors and Executive Officers of the Registrant...................   47
 Item 11.  Executive Compensation...............................................   47
 Item 12.  Security Ownership of Certain Beneficial Owners and Management.......   47
 Item 13.  Certain Relationships and Related Transactions.......................   47

PART IV
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   47

                           FORWARD-LOOKING STATEMENTS

     Certain information included in this Form 10-K and other materials filed by the Company with the SEC contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures, including the amount and nature thereof, drilling of wells, reserve estimates, including estimates of future net revenues associated with such reserves and the present value of such future net revenues, future production of oil and natural gas, future sales prices for oil and gas production, business strategies, expansion and acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially are described, among other places, in the Marketing, Competition, and Government Regulation sections in this Form 10-K and under the Captions "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards inherent to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

     "WIP" means wells in progress.

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

ITEM 1. BUSINESS

GENERAL

     Prize Energy Corp., including its subsidiaries ("Prize" or the "Company"), is a mid-size public independent oil and gas company engaged primarily in the acquisition, enhancement, and exploitation of producing oil and gas properties. Prize began operations in January 1999 as a privately-held company. On February 8, 2000, the Company completed its acquisition of Vista Energy Resources, Inc. ("Vista") through a reverse merger and became a publicly traded company on the American Stock Exchange under the symbol "PRZ." On February 28, 2001, Prize again increased the scope of its operations when it closed on a $65 million purchase of oil and gas properties from Apache Corporation.

     Prize currently owns oil and gas properties in three core operating areas which are principally located in the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana, and the Mid-Continent area of Western Oklahoma and the Texas Panhandle. Over 80% of Prize's oil and gas property base is located in Texas. (A detailed description of the significant properties can be found under "Item 2. Properties.")

     Listed below is a brief summary of Prize's total proved oil and gas reserve base and the pro forma total proved oil and gas reserve base after giving effect to the acquisition of the Apache properties at December 31, 2000. (See "Recent Developments" for a description of the Apache acquisition.)

                                             Prize                           Pro forma
                                     -------------------------------  ----------------------------
Total Proved Reserves.............   298 Bcf of natural gas           321 Bcf of natural gas
                                     49 MMBbl of oil and liquids      58 MMBbl of oil and liquids
                                     99 MMBOE                         112 MMBOE
                                     593 Bcfe                         669 Bcfe
Balanced Reserve Mix..............   50% oil and liquids              52% oil and liquids
                                     50% natural gas                  48% natural gas
Proved Reserve Value NPV-10(1)....   $1.7 billion                     $1.8 billion
Reserve to Production Ratio (2)...   13 years                         13 years

----------

(1) The present value of pre-tax future net revenues discounted at 10% per annum assuming unescalated prices of $26.12 per Bbl of oil, $14.91 per Bbl of NGL and $9.41 per Mcf of natural gas. On December 31, 2000, NYMEX prices were $26.80 per Bbl for West Texas Intermediate crude oil and $9.78 per MMBtu for natural gas.

(2) Represents proved reserves at December 31, 2000, divided by the Company's production for the year ended December 31, 2000.

     The principal and administrative offices of Prize are located at 3500 William D. Tate Ave., Suite 200, Grapevine, TX 76051 (telephone (817) 424-0400).


BUSINESS STRATEGY

     The primary objective of the Company's business strategy is to increase net asset value per share by increasing oil and natural gas reserves, production, cash flow and net income through the acquisition, exploitation and enhancement of producing oil and gas properties and by maintaining a low operating and corporate cost structure. Management believes the following components of this strategy will allow the Company to achieve its objective.

     - Geographic Concentration. Prize focuses its activities in the core areas where its management, technical staff and field operations teams have significant prior experience. Substantially all of the Company's properties are located in these core operating areas where it can better achieve economies of scale.

     - Acquisition of Producing Properties. Prize focuses on acquiring producing reserves with a production history of at least three to five years in order to reduce the risks inherent in estimating the remaining oil and natural gas reserves and the future production profile.

     - Aggressive Value Enhancement. Prize seeks to purchase oil and gas properties that it will operate and that have potential for development and operational improvements. Prize undertakes an extensive well-by-well operational study of acquired properties in order to identify value enhancement opportunities such as development drilling, recompletions, workovers and cost reductions. These activities can increase cash flow and, in some cases, add incremental reserves.

     - Low Cost Operating Structure. Prize pursues a low cost operating strategy at both the field and corporate levels.

     - Financial Flexibility. Prize seeks to maintain financial flexibility in order to be able to take advantage of strategic acquisition opportunities and protect against price declines. As a result of Prize's strategy of acquisition, exploitation and enhancement, debt levels will vary from time to time. Over the long-term, management believes that an appropriate target debt level is 50% of oil and natural gas reserve value, given historical price levels. Management may seek to further reduce oil and gas reserve, price and financial risks by:

          - diversifying the Company's property holdings and avoiding concentrating a large value in any single property; and

          - using commodity price hedges, interest rate swaps and other financial strategies.

RECENT DEVELOPMENTS

     Apache Acquisition. On February 28, 2001, the Company closed on the purchase of $65 million of interests in oil and gas properties from Apache Corporation. The effective date of the purchase was January 1, 2001, and Prize assumed operations of the oil and gas properties on March 1, 2001. The Company financed the acquisition under its existing bank credit facility.

     The producing properties are primarily located in the Company's core operating areas of the Permian Basin of West Texas, onshore Gulf Coast region of South Texas and Louisiana, and the Mid-Continent region of Western Oklahoma and the Texas Panhandle. As of December 31, 2000, the proved producing reserves attributable to the oil and gas properties acquired were approximately 9.0 million barrels of oil and 22.8 billion cubic feet of natural gas or 12.8 million barrels of oil equivalent.

ACQUISITION ACTIVITIES

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

     The following is a brief discussion of the Company's significant acquisition and divestiture activities since inception:

     Pioneer Natural Resources. On May 17, 1999, the Company entered into a purchase and sale agreement with Pioneer Natural Resources to acquire over 400 domestic onshore oil and gas properties for $215 million in cash and the issuance of $30 million of convertible preferred stock. The transaction closed on June 29, 1999, with an effective date of July 1, 1999. Funds for this acquisition were provided through a combination of equity and advances on the Company's revolving credit facility.

     Sale of Fee Minerals. On August 16, 1999, the Company completed the sale of its non-strategic producing mineral and mineral fee acreage, which was acquired with the Pioneer properties, to Black Stone Mineral Company, L.P. for $32 million effective July 1, 1999. Proceeds from the sale were used to pay down debt under the Company's revolving credit facility.

     Vista Energy Resources, Inc. On February 8, 2000, Prize completed its merger with Vista. Although Vista was the surviving entity, for accounting purposes the merger was treated as an acquisition of Vista by the former Prize. Prior to the merger, Prize was a private company with no readily determinable market value. Thus, in order to determine the purchase price paid by Prize, Prize management estimated the fair value of Prize's oil and gas assets, its debt and other assets and liabilities as of the purchase agreement date. The final purchase price was $69.9 million, including liabilities assumed of $53.8 million.

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

DRILLING AND RECOMPLETION ACTIVITIES

     Prize is engaged in numerous drilling and recompletion activities on properties presently owned and intends to drill or develop other properties acquired in the future. For 2001, Prize's drilling and recompletion activities will be focused in the Permian Basin of West Texas, onshore Gulf Coast area of South Texas and Louisiana, and the Mid-Continent region of Western Oklahoma and the Texas Panhandle.

     The following table sets forth Prize's drilling results for 2000:

                                               Gross                                            Net
                          ----------------------------------------------  ----------------------------------------------
Drilling                  Productive      Dry         WIP        Total    Productive     Dry          WIP        Total
                          ----------   ---------   ---------   ---------  ----------   ---------   ---------   ---------
      Onshore Gulf Coast          10           2           6          18        5.70        0.89        3.36        9.95
      Permian Basin               30          --           8          38       15.71          --        2.78       18.49
      Mid-Continent                7           1           7          15        3.99        0.25        5.13        9.37
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                  47           3          21          71        25.4        1.14       11.27       37.81
Recompletions
      Onshore Gulf Coast          14           2           4          20        9.08        0.89        1.83       11.80
      Permian Basin               13           2           6          21       11.15        0.95        5.36       17.46
      Mid-Continent                8           1           3          12        5.93        0.65        3.00        9.58
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                  35           5          13          53       26.16        2.49       10.19       38.84

Total                             82           8          34         124       51.56        3.63       21.46       76.65
                           =========   =========   =========   =========   =========   =========   =========   =========

     As of March 27, 2001, total development activity begun in 2000 resulted in 108 gross productive wells (67.49 net), 12 gross dry holes (7.03 net) and 4 remaining gross wells in progress (2.12 net) drilling and recompletion projects. During 2000, Prize had no exploratory drilling activity.

     The following table sets forth Prize's drilling results for 1999:

                                          Gross                                  Net
                           ------------------------------------   ------------------------------------
Drilling                   Productive      Dry         Total      Productive      Dry         Total
                           ----------   ----------   ----------   ----------   ----------   ----------
      Onshore Gulf Coast            4            1            5         0.73         0.14         0.87
      Permian Basin                 3           --            3         0.64           --         0.64
      Mid-Continent                 2           --            2         0.04           --         0.04
                           ----------   ----------   ----------   ----------   ----------   ----------
                                    9            1           10         1.41         0.14         1.55

     During 1999, Prize drilled no exploratory wells.

CUSTOMERS

     The principal customers for Prize's crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not conveniently available, crude oil is trucked or barged to storage, refining or pipeline facilities.

     Prize sells its gas production to a variety of customers, including pipelines, utilities, gas marketing firms, industrial users and local distribution companies. The Company uses existing gathering systems and interstate and intrastate pipelines to consummate gas sales and deliveries.

     For the year ended December 31, 2000, one significant purchaser, Duke Energy, accounted for 11% of Prize's total revenue. Duke purchases production from numerous Prize properties at variable and market-sensitive prices. Prize does not consider itself dependent upon this purchaser since other purchasers are willing to purchase this same production at competitive prices.

OIL AND NATURAL GAS MARKETING

     Oil Marketing. Prize's oil production is sold under short-term agreements at negotiated prices. As a result, purchasers can change whenever price improvements can be received. Prize periodically enters into hedging activities with a portion of its oil production which are intended to support its oil price at targeted levels and to manage the Company's exposure to oil price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

     Natural Gas Marketing. Prize's gas production is sold under both long and short-term agreements at negotiated prices. Although exact percentages vary daily, as of February, 2001 approximately 60% of Prize's natural gas production was sold under short-term contracts at variable or market-sensitive prices. These market-sensitive sales are referred to as "spot market" sales. Another 39% was committed under various long-term contracts (one year or more) at variable prices which dedicate the natural gas to a purchaser for the contract period. Prize's remaining gas production was dedicated under long-term contracts at fixed prices.

     Under both long-term and short-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals from one day to one year. The spot market has become progressively more competitive in recent years. As a result, prices on the spot market have been volatile.

     The spot market is subject to volatility as supply and demand factors in various regions of North America fluctuate. In addition to entering into long-term fixed price contracts, Prize periodically enters into hedging arrangements or firm delivery commitments with a portion of its gas production. These activities are intended to support targeted gas price levels and to manage the Company's exposure to gas price fluctuations. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

COMPETITION

     The oil and gas business is highly competitive. Prize encounters competition by major integrated, independent oil and gas companies and others in acquiring producing oil and gas properties, new leases, contracting for drilling equipment and securing trained personnel. Intense competition occurs with respect to marketing, particularly of natural gas. Certain competitors have financial and other resources that substantially exceed those of Prize.

SEASONAL NATURE OF BUSINESS

     Generally, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen this fluctuation. Also, summer natural gas demand is increasing as more gas fired electrical generating units come on line. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

GOVERNMENT REGULATION

     Prize's operations are subject to various levels of government controls and regulations. In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Such laws and regulations have significant impact on oil and gas drilling and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Prize is unable to predict the future cost or impact of complying with such laws and regulations.

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

     Environmental and Occupational Regulations. Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants or other relating to the protection of public health, natural resources, wildlife and the environment, affect Prize's exploration, development and production operations and the costs attendant thereto. These laws and regulations increase Prize's overall operating expenses. Prize maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges of oil, salt water or other harmful substances. However, 100% coverage is not maintained concerning any possible environmental claim, and no coverage is maintained with respect to any award of punitive damages against Prize or any penalty or fine required to be paid by Prize because of its violation of any federal, state or local law. Prize is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. Prize has not expended and does not presently expect to spend any significant amounts related to non-compliance with environmental laws and regulations or site remediation.

     Prize is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of same, Prize is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations.

     Prize maintains its own internal Environmental and Safety Department which is responsible for instituting and maintaining an environmental and safety compliance program for Prize. The program includes field inspections of properties and internal audits of Prize's compliance procedures.

EMPLOYEES

     As of March 1, 2001 Prize's staff consisted of 139 full-time employees, including 12 professionals in engineering, 10 in geology, 14 in the land department, 25 in accounting, marketing and administration, and 78 in field operations. The Company also engages independent consulting petroleum engineers, geologists, geophysicists, landmen and attorneys on a fee basis.

ITEM 2. PROPERTIES

     At December 31, 2000, the Company owned and operated producing properties in 12 states, with its proved reserves located primarily in three core areas: the Permian Basin of West Texas and Southeastern New Mexico, the onshore Gulf Coast area of Texas and Louisiana and the Mid-Continent area of Western Oklahoma and the Texas Panhandle. As of December 31, 2000, the Company operated approximately 1,530 gross productive wells and also owned non-operated interests in 1,304 gross productive wells. The Company continuously evaluates the profitability of its oil and gas operations and attempts to divest unprofitable leases or areas of operations that are not consistent with its operating philosophy.

PROVED RESERVES AND ESTIMATED FUTURE NET REVENUES

     "Proved reserves" are those quantities of oil, natural gas and NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are prepared by Prize's internal staff of engineers and are strictly technical judgments that are not knowingly influenced by attitudes of conservatism or optimism. 75% of the NPV-10 value of Prize's proved reserves were audited by the independent petroleum engineering firm of Netherland, Sewell, & Associates, Inc. The following table sets forth Prize's estimated proved reserves, the estimated future net revenues therefrom and NPV-10 thereof as of December 31, 2000. All reserve estimates were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines (as described in the notes below). These estimates correspond with the method used in presenting the supplemental information on oil and gas operations in note 13 to Prize's consolidated financial statements included herein, except that federal income taxes attributable to such future net revenues have been disregarded in the presentation below.

     The following table sets forth estimates of the proved oil and gas reserves of Prize at December 31, 2000.

                             Total Proved Reserves
                                 (in thousands)

                                          Developed(1)   Undeveloped(2)      Total        Percent
                                          ------------   --------------   ----------   -----------
Oil (Bbls) .............................       30,400          10,888         41,288         42%
NGL (Bbls) .............................        5,983           1,767          7,750          8%
Gas (Mcf) ..............................      223,977          74,453        298,430         50%
BOE (Bbls)(3) ..........................       73,713          25,064         98,777        100%

Undiscounted future net revenues(4) ....   $2,219,233      $  756,812     $2,976,045

NPV-10(4) ..............................   $1,262,608      $  395,202     $1,657,810

Percent ................................           76%             24%           100%

----------

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

(4) These amounts were calculated using prices and costs in effect as of December 31, 2000. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yield average prices over the life of Prize's properties of $26.12 per Bbl of oil, $9.41 per Mcf of natural gas and $14.91 per Bbl of NGLs. On December 31, 2000, NYMEX prices were $26.80 per Bbl for West Texas Intermediate crude oil and $9.78 per MMBtu for natural gas.

     The following table sets forth estimates of Prize's pro forma oil and gas reserves after giving effect to the acquisition of the Apache properties (in millions):

                                                 December 31, 2000
                                   ----------------------------------------------
                                     Prize             Apache             Total
                                   ----------        ----------        ----------
Total proved reserves:
  Oil and NGL (Bbls)                     49.0               9.0              58.0
  Natural gas (Mcf)                     298.4              22.8             321.2
  BOE (Bbls)                             98.8              12.8             111.6
Proved Reserve Value NPV-10        $    1,658        $      161        $    1,819


     Estimates of the Company's 2000 proved reserves set forth above have not been filed with, or included in reports to, any Federal authority or agency, other than the Securities and Exchange Commission.

ALTERNATIVE PRICING CASE

     The information below is presented strictly for supplementary information. The pricing assumptions used are not necessarily indicative of managements long-term outlook in oil and gas prices, nor is the NPV-10 value management's estimate of the fair value of the reserves.

     Assuming oil and gas prices at year end 2000 were at more moderate levels, such as a NYMEX oil price of $25.00 per barrel and NYMEX gas price of $5.00 per Mcf, Prize's pro forma oil and gas reserves after giving effect to the acquisition of the Apache properties would have been (in millions):

                                                 December 31, 2000
                                   ----------------------------------------------
                                     Prize             Apache            Total
                                   ----------        ----------        ----------
Total proved reserves:
  Oil and NGL (Bbls)                     47.8               8.8              56.6
  Natural gas (Mcf)                     291.1              22.1             313.2
  BOE (Bbls)                             96.3              12.5             108.8
Proved Reserve Value NPV-10        $      922        $       93        $    1,015

     The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil, gas and NGL production subsequent to December 31, 2000. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

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

PRODUCTION, REVENUE AND PRICE HISTORY

     Certain information concerning oil and natural gas production, prices, revenues and operating expenses for the year ended December 31, 2000, is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

WELL STATISTICS

     The following table sets forth Prize's producing wells as of December 31, 2000:

                         Oil Wells                Gas Wells                Total Wells
               --------------------------   ------------------------  ---------------------
                  Gross           Net          Gross         Net         Gross         Net
               ------------   -----------   -----------  -----------  -----------  --------
                  2,066         995           768          395         2,834        1,390

ACREAGE

     The following table sets forth Prize's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2000:

                               Developed                         Undeveloped
                       --------------------------        --------------------------
                         Gross            Net              Gross             Net
                       ---------        ---------        ---------        ---------
Arkansas .......         3,693.7            946.2               --               --
Illinois .......           160.0            140.0            437.0            382.4
Indiana ........           343.9            309.5            442.7            415.9
Kansas .........        17,133.0         14,027.3         91,983.4         82,400.3
Louisiana ......         6,992.0          4,773.9          1,992.6          1,957.8
Mississippi ....         3,120.0          1,873.7          1,579.9            857.4
New Mexico .....        10,195.1          5,528.2         20,700.8         20,554.4
North Dakota ...        12,167.5         11,109.6         29,333.4          8,043.3
Oklahoma .......        80,903.0         35,035.9         58,702.3         17,896.8
Texas ..........       182,203.9        165,255.1        180,276.5         98,612.7
Utah ...........         8,062.7          8,062.7          3,345.0          3,165.0
Wyoming ........        26,217.5         25,997.5         22,357.8         19,182.5
                       ---------        ---------        ---------        ---------
    Total ......       351,192.3        273,059.6        411,151.4        253,468.5
                       =========        =========        =========        =========

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

     Prize is the operator of 1,530 of its wells. These operated wells account for over 75% of Prize's total proved reserves. As operator, Prize receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Prize records the monthly overhead reimbursements as a reduction of general and administrative expense, which is a common industry practice.

SIGNIFICANT PROPERTIES

     The following table sets forth proved reserve information on the most significant geographic areas in which Prize's properties are located as of December 31, 2000:

                          OIL AND GAS RESERVES BY AREA
                                 (IN THOUSANDS)

                                  PERMIAN       ONSHORE         MID-
                                   BASIN       GULF COAST     CONTINENT       TOTAL
                                 ----------    ----------    ----------    ----------
Oil (Bbls) ...................       33,947         4,703         2,638        41,288
NGL (Bbls) ...................        2,916            --         4,834         7,750
Gas (Mcf) ....................       85,454       128,204        84,772       298,430
BOE (Bbls) ...................       51,106        26,070        21,601        98,777
Proved Reserve Value NPV-10 ..   $  622,503    $  671,059    $  364,248    $1,657,810
Percent of value .............           38%           40%           22%          100%

                         [MAP OF CORE OPERATING AREAS]

     Permian Basin Area. The Permian Basin area includes oil and gas properties located primarily in West Texas and Southeastern New Mexico. The Spraberry, Cherry Canyon, Yates, San Andres, Ellenberger, Holt, McKee, and Wolfcamp formations are the dominant producing reservoirs on the Company's acreage in the Permian Basin area with well depths ranging from 2,800 feet to

15,000 feet. As of December 31, 2000, the Permian Basin area comprised 52 percent of the Company's total proved reserves. The Company currently operates 1,078 gross productive wells and owns an interest in 746 gross productive wells operated by others. During 2000, total net daily production from the Permian Basin averaged approximately 9,410 BOE or 46 percent of total production. Numerous workovers and recompletion opportunities exist in the Cherry Canyon formation in the Warwink field, along with additional infill locations. The Kermit, Keystone and Abell fields have waterflood potential that may add additional oil and gas reserves. For 2001, the Company anticipates spending approximately $23.4 million on drilling and recompletion activities associated with 105 wells. The majority of this activity will be concentrated in the Warwink, Kermit, Keystone, and Will-O fields of the Permian Basin.

     Onshore Gulf Coast Area. The onshore Gulf Coast area includes oil and gas properties located primarily in South Texas and the southern half of Louisiana. Production in this area is predominantly from the Wilcox, Edwards, Frio, Yegua, and Miocene formations. The depths of the producing reservoirs range from 2,000 to 17,000 feet. At December 31, 2000, the onshore Gulf Coast area accounted for 26 percent of the Company's total proved reserves. The Company currently operates 252 gross productive wells in this area and owns an additional interest in 156 gross productive wells operated by others. Total daily net production from this area in 2000 was approximately 7,691 BOE or 37 percent of total production. A significant inventory of workovers, recompletions and development drilling opportunities are available in the Oakville, Roleta, Buchel, Provident City, Perry Point, and Delta Farms fields. For 2001, the Company anticipates spending approximately $23.2 million on drilling and recompletion activities associated with 45 wells. The majority of this activity will be concentrated in the Buchel, Word/Word North, Oakville, and Loma Novia fields of the Onshore
Gulf Coast.

     Mid-Continent Area. The Mid-Continent area includes oil and gas properties located primarily in Western Oklahoma and the Texas Panhandle. Production in this area is predominantly from the Granite Wash, Morrow, Albany, Wolfcamp, Sycamore, Viola, Hunton, and Woodford formations. The depths of the producing reservoirs range from 800 to 15,000 feet. At December 31, 2000, the Mid-Continent area accounted for 22 percent of the Company's total proved reserves. The Company currently operates 200 gross productive wells in this area and owns an additional interest in 402 gross productive wells operated by others. Total daily net production from this area in 2000 was approximately 3,404 BOE or 17 percent of total production. A significant inventory of workovers, recompletions and development drilling opportunities are available in the Red Deer, Mendota NW, and Eola Robberson fields. For 2001, the Company anticipates spending approximately $13.4 million on drilling and recompletion activities associated with 35 wells. The majority of this activity will be concentrated in the Northwest Eola Robberson, Red Deer Creek, and Mendota Northwest fields of the Mid-Continent.

TITLE TO PROPERTIES

     Title to the Company's properties is subject to contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and other encumbrances. Prize believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of its business.

     As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, which may include a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's stockholders during the fourth quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its discretion.

NAME                           AGE                        POSITION
---------------------------    ---     ---------------------------------------
Philip B. Smith............    49      Director, Chairman of the Board,
                                       Chief Executive Officer and Treasurer
Lon C. Kile................    45      Director, President and
                                       Chief Operating Officer
D. Richard Massengill......    54      Vice President -- Exploitation

     Mr. Smith, the founder of Prize, has been chairman of the board of directors, chief executive officer, treasurer and a director of Prize since January 1999. He was also president of Prize during a portion of 1999. From 1996 until 1999, he served as a director of HS Resources, Inc. and Pioneer Natural Resources Company and its predecessor, MESA, Inc. In 1996, Mr. Smith founded a small independent oil and gas company which he managed until 1999. Mr. Smith served as president, chief executive officer and a director of Tide West Oil Company, an independent oil and gas company, from 1992 until 1996. He was president and a director of Draco Petroleum, Inc., a wholly-owned subsidiary of Tide West, from 1991 until 1996, and of Tide West Trading & Transport Company, formerly Draco Production Company, a wholly-owned subsidiary of Tide West, from 1989 until 1996. From 1986 until 1991, Mr. Smith was a senior vice president of Mega Natural Gas Company, a natural gas gathering company and the former parent company of Tide West Trading & Transport Company and its predecessor companies. Prior to that time, he held various technical and management positions at other independent and major oil and gas companies. He earned his M.B.A. from the University of Tulsa and his B.S. in mechanical engineering from Oklahoma State University.

     Mr. Kile has been president, chief operating officer and a director of Prize since June 1999. From 1997 until 1999, he was executive vice president of Pioneer Natural Resources Company, an independent oil and gas company. Mr. Kile joined Parker & Parsley Petroleum Company, an independent oil and gas company and a predecessor to Pioneer, in 1985 and was promoted to senior vice president in 1996. Previously, he was vice president and manager of the mid-continent division of Parker & Parsley. Prior to that, he held the positions of vice president -- equity finance & analysis and vice president -- marketing and program administration of Parker & Parsley. Before joining Parker & Parsley, he was employed as supervisor -- senior, audit, in charge of Parker & Parsley's audit, with Ernst & Young. Mr. Kile earned his Bachelor of Business Administration degree in accounting from Oklahoma State University.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     Prize's common stock has been publicly traded on the American Stock Exchange (the "AMEX") under the symbol "PRZ" since February 9, 2000. Previously, Vista's common stock was traded on the AMEX under the symbol "VEI." Prize's Class B $28 warrants are also traded on the AMEX under the symbol "PRZ.WS."

     The following table sets forth the high and low sales prices for the Company's common stock for the periods indicated below (after giving effect to the Company's 1 for 7 reverse stock split effective February 8, 2000).

                                                           HIGH           LOW
                                                        ----------     ----------
1999
 Quarter Ended March 31..........................       $   14 7/8     $    7 7/8
 Quarter Ended June 30...........................           17 1/2          8 3/4
 Quarter Ended September 30......................           19 1/4         12 1/4
 Quarter Ended December 31.......................           19 1/4         10 1/2
2000
 Through February 8..............................           14             10 1/2
 February 8 Through March 31.....................           19 1/2         12 3/8
 Quarter Ended June 30...........................           27 7/8         16
 Quarter Ended September 30......................           26 1/8         17 3/8
 Quarter Ended December 31.......................           20 3/4         15 1/8
2001
 Through March 27 ...............................           22             19 1/16

 On March 27, 2001, there were 531 holders of record of Prize common stock.

PRIZE WARRANTS

      At December 31, 2000, there were 11,811,073 (2,252,670 publicly traded on the American Stock Exchange under the symbol "PRZ.WS" and 9,558,403 that are privately held) warrants outstanding that are currently exercisable to purchase an aggregate of 1,687,296 shares of common stock. Under the terms of the warrants, seven warrants plus $28 in cash are required to obtain one share of Prize common stock. The warrants will expire on November 1, 2002.

      In addition, at December 31, 2000, there were also outstanding 165,000 warrants that are currently exercisable to purchase an aggregate of 36,428 shares of common stock with exercise prices ranging from $20.13 to $21.14 per share and which have expiration dates ranging from February 24, 2001, to June 29, 2002. On February 24, 2001, warrants for the purchase of 5,000 shares of common stock expired.

DIVIDENDS

     No dividends have been declared or paid on the Company's Common Stock. Prize intends to retain all future earnings for the development of its business and, therefore, Prize does not anticipate paying dividends in the foreseeable future. Any future payments of dividends will be at the discretion of the Company's Board of Directors and will depend on then-existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors deemed relevant by the Board. Moreover, the Company's revolving credit facility prohibits the Company from paying cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information (not covered by the independent auditors' report) should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of Prize and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------------
                                                          1999(1)
                                                         Pro Forma
                                           2000(1)      (Unaudited)        1999(2)         1998(3)         1997(3)        1996(3)
                                        -------------  -------------   -------------   -------------   -------------  -------------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA AND RATIOS)
OPERATING RESULTS
 Oil and Gas Sales ...................  $     149,489  $     101,258   $      47,978   $      79,418   $     120,821  $     109,266
 Other ...............................            775            388             268              --              --             --
                                        -------------  -------------   -------------   -------------   -------------  -------------
 Total Revenues ......................        150,264        101,646          48,246          79,418         120,821        109,266
 Lease Operating Expenses ............         46,373         34,670          16,607          26,211          32,739         24,233
                                        -------------  -------------   -------------   -------------   -------------  -------------
 Revenues in Excess of Direct
  Operating Expenses .................        103,891         66,976          31,639          53,207          88,082         85,033
 Depreciation, Depletion, and
  Amortization (D, D&A) ..............         25,471         23,664           8,714             n/a             n/a            n/a
 General and Administrative Expenses
  (G&A) ..............................          9,162          8,846           2,831             n/a             n/a            n/a
 Interest Expense ....................         17,604         15,186           6,070             n/a             n/a            n/a
 Other ...............................             --             53              --             n/a             n/a            n/a
                                        -------------  -------------   -------------   -------------   -------------  -------------
 Income Before Income Taxes ..........         51,654         19,227          14,024             n/a             n/a            n/a
 Income Taxes ........................         19,112          7,108           4,915             n/a             n/a            n/a
                                        -------------  -------------   -------------   -------------   -------------  -------------
 Net Income ..........................         32,542         12,119           9,109             n/a             n/a            n/a
 Preferred Dividend (4) ..............            459          1,841             907             n/a             n/a            n/a
                                        -------------  -------------   -------------   -------------   -------------  -------------
 Income Available to Common
  Stockholders .......................  $      32,083  $      10,278   $       8,202             n/a             n/a            n/a
 Net Earnings Per Share
  Basic ..............................  $        2.60  $        0.97   $        1.20             n/a             n/a            n/a
  Diluted ............................  $        2.29  $        0.82   $        1.03             n/a             n/a            n/a
BALANCE SHEET DATA
 Total Assets ........................  $     371,664  $     337,033   $     238,610             n/a             n/a            n/a
 Long-Term Debt ......................  $     214,319  $     180,725   $     127,000             n/a             n/a            n/a
 Stockholders' Equity ................  $     111,568  $     104,527   $      88,452             n/a             n/a            n/a
CASH FLOW DATA
 Net Cash Provided by Operating
  Activities .........................  $      45,842            n/a   $      19,798             n/a             n/a            n/a
 Net Cash Used (Provided) by
  Investing Activities ...............  $      54,718            n/a   $    (184,964)            n/a             n/a            n/a
 Net Cash Provided by Financing
  Activities .........................  $       6,343            n/a   $     168,519             n/a             n/a            n/a
OTHER FINANCIAL DATA
 EBITDA(5),(7) .......................  $      94,730         58,077   $      28,808             n/a             n/a            n/a
 Cash Margin(6),(7) ..................  $      69,997            n/a   $      18,018             n/a             n/a            n/a
PRODUCTION, PRICE, AND COST DATA
 PRODUCTION:
  Oil (Bbls) .........................          2,858          2,873             990           2,359           2,240          1,900
  NGL (Bbls) .........................            702            659             382             656             289             37
  Gas (Mcf) ..........................         23,672         23,690          10,236          22,863          28,800         26,899
  BOE ................................          7,505          7,480           3,078           6,826           7,329          6,420
 AVERAGE REALIZED PRICES
  (INCLUDING EFFECTS OF HEDGING):
  Oil (Bbls) .........................  $       23.67  $       15.78   $       18.83   $       12.49   $       18.97  $       20.80
  NGL (Bbls) .........................  $       17.39  $       10.15   $       11.15   $        8.13   $       11.50  $       12.23
  Gas (Mcf) ..........................  $        2.95  $        2.10   $        2.45   $        1.95   $        2.36  $        2.24
  BOE ................................  $       19.92  $       13.54   $       15.59   $       11.64   $       16.48  $       17.02
 COST PER BOE:
  Lease Operating ....................  $        6.18  $        4.64   $        5.40   $        3.84   $        4.47  $        3.77
  D, D&A .............................  $        3.39  $        3.16   $        2.83             n/a             n/a            n/a
  G&A ................................  $        1.22  $        1.18   $        0.92             n/a             n/a            n/a

---------------------

(1) 1999 Unaudited Pro Forma operating results assume that the Pioneer purchase, the Minerals sale, the Sunterra purchase, and the Vista Merger all occurred on January 1, 1999. The balance sheet pro forma data has been prepared assuming the merger closed on December 31, 1999. These amounts have been updated for the revisions to the purchase price allocation which were recognized in the fourth quarter of 2000. It should also be noted that these pro forma amounts include the results of Vista for twelve months while the 2000 financial statements include the activities of Vista from February 8, 2000.

(2) The 1999 column is presented for Prize only from January 15, 1999 (inception) through December 31, 1999 and is derived from Prize's audited consolidated financial statements. A significant amount of the activity is the direct result of the acquisition of producing properties from Pioneer, which was effective July 1, 1999.

(3) The 1998, 1997, and 1996 amounts are derived from the audited statements of revenues and direct operating expenses of the Pioneer properties. The data have been adjusted to exclude revenue of $5,136,967, $7,189,442 and $8,578,608, respectively, as well as direct operating expense of $793,131, $1,115,379 and $1,037,518, respectively, associated with the mineral interest properties Prize acquired in connection with Prize's acquisition of the Pioneer properties. Prize sold the mineral interest properties in July 1999. The 1998 statement of revenues and direct operating expenses is included in Item 8. Financial Statements and Supplementary Data.

(4) On March 31, 2000, all of the outstanding shares of convertible preferred stock were converted into shares of common stock.

(5) EBITDA represents earnings before interest, taxes, depreciation, depletion, and amortization expense.

(6) Cash margin represents total revenues less cash expenses. Cash expenses are all expenses other than the non-cash expenses of depreciation, depletion, and amortization and deferred income taxes. Cash margin measures the net cash which is generated by a company's operations during a given period, without regard to the period such cash is physically received or spent by the company. This margin ignores the non-operational effect on a company's "net cash provided by operating activities," as measured by generally accepted accounting principles, from a company's activities as an operator of oil and gas wells. Such activities produce net increases and decreases in temporary cash funds held by the operator which have no effect on net income.

(7) EBITDA is presented because it is commonly accepted in the oil and gas industry as a financial indicator of a company's ability to service or incur debt and because it is a component of Prize's debt covenants. Cash margin is presented because it is commonly accepted in the oil and gas industry as a financial indicator of a company's ability to fund capital expenditures or service debt. EBITDA and cash margin are also presented because investors routinely request such information. Management interprets trends in EBITDA and cash margin in a similar manner as trends in net income.

     EBITDA and cash margins should be used as supplements to, and not as substitutes for, net income and cash provided by operating activities, determined in accordance with generally accepted accounting principles, as measures of Prize's profitability and liquidity. There may be operational or financial demands and requirements that reduce management's discretion over the use of EBITDA and cash margin. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA and cash margin as used by the Company, may not be comparable to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and Prize's audited consolidated financial statements.

OVERVIEW

     Prize was formed in January 1999 and has grown rapidly through the acquisition of producing oil and gas properties. On June 29, 1999, Prize completed the acquisition of producing oil and gas properties from Pioneer for $239 million. On February 8, 2000, Prize merged with Vista, a publicly traded company that owned producing oil and gas properties located in the Permian Basin of West Texas and Southeastern New Mexico.

     Prize's growth from the acquisition of producing oil and gas properties has affected its financial results in a number of ways. Acquisitions of new properties often will result in an initial increase in lease operating expenses. Acquired properties frequently have not received the focused attention of the operator prior to acquisition by Prize. After acquisition, these properties require maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures. For example, Prize estimates it has spent at least $3.5 million in nonrecurring remedial lease operating expenses with respect to the properties obtained in the Pioneer acquisition alone.

     Acquisitions may also result in an increase in general and administrative expenses. For example, as a result of the Pioneer acquisition, Prize has recruited and developed operating, geological, engineering, accounting and administrative personnel compatible with the increased size of our operations. Since inception, Prize has grown to over 100 full-time employees. Consequently, Prize has incurred corresponding increases in its general and administrative expenses.

     Prize believes that its large portfolio of enhancement and exploitation projects and the significant number of staff it has added have well positioned it to follow through on its development and exploitation activities and to pursue additional producing oil and gas property acquisition opportunities which complement its existing asset base.

     Prize uses the successful efforts method of accounting for its oil and gas producing activities. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, geological and geophysical costs and costs of carrying and retaining properties that do not contain proved reserves are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

RESULTS OF OPERATIONS

Results of Operations for 2000 and 1999

     The financial statements of Prize, which began operations on January 15, 1999, include the results of the 50-week period ended December 31, 1999. As a result of Prize's oil and gas operations not formally beginning until July 1999 with the Pioneer acquisition, the 1999 results discussed below only include six months of activity. Further, Prize experienced significant growth in 2000 from its merger with Vista on February 8, 2000 and the subsequent $41.2 million investment in a development program. Consequently, substantially all of the significant increases illustrated below are directly attributable to Prize's acquisition and development activity over the past 18 months.

     Changes in oil/liquids and gas production, average realized prices including the effects of hedging, and revenues for the year ended December 31, 2000 and 1999, are shown in the table below:

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                                       2000
                                                2000        1999      VS 1999
                                              ---------   ---------   ---------
PRODUCTION:
 Oil/liquids (MBbls) ......................       3,560       1,372         159%
 Gas (MMcf) ...............................      23,672      10,236         131%
 Total (MBOE) .............................       7,505       3,078         144%
AVERAGE REALIZED PRICES:
 Oil/liquids (per Bbl) ....................   $   22.36   $   16.68          34%
 Gas (per Mcf) ............................   $    2.95   $    2.45          20%
 Per BOE ..................................   $   19.92   $   15.59          28%
TOTAL REVENUES (IN THOUSANDS):
 Oil/liquids ..............................   $  79,609   $  22,899         248%
 Gas ......................................      69,880      25,079         179%
                                              ---------   ---------
 Total ....................................   $ 149,489   $  47,978         212%
                                              =========   =========

     Oil/Liquids Revenues. Oil/liquids revenues increased $56.7 million in 2000. Oil/liquids production rose 2.2 million barrels resulting in increased revenues of $36.5 million. In addition, $20.2 million of revenues were added as a result of a $5.68 per barrel increase in the oil/liquids price. The oil/liquids revenues are net of hedge settlements of $17 million ($4.78 per barrel) and $2.6 million ($1.90 per barrel) for 2000 and 1999, respectively. As previously stated, the substantial rise in volumes is attributable to Prize's brief operating history, rapid growth from acquisitions, the Vista merger and the ongoing development program.

     Gas Revenues. Gas revenues increased $44.8 million in 2000. As a result of higher gas production in the amount of 13,436 MMcf, gas revenues increased by $33 million. A price increase of $.50 per Mcf added $11.8 million in gas revenues. Hedge settlements of $18.6 million ($.79 per Mcf) and $.6 million ($.06 per Mcf) for 2000 and 1999, respectively, have been netted against the gas revenues. As previously stated, the substantial rise in volumes is attributable to Prize's brief operating history, rapid growth from acquisitions, the Vista merger and the ongoing development program.

     Production and Operating Expenses. Set forth below are the changes in production and operating expenses for the year ended December 31, 2000, as compared to 1999:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                                         2000
                                                 2000        1999       VS 1999
                                               ---------   ---------   ---------
PRODUCTION AND OPERATING EXPENSES
 (IN THOUSANDS):
 Lease operating ...........................   $  31,996   $  11,791         171%
 Production taxes ..........................      14,376       4,816         199%
                                               ---------   ---------
 Total .....................................   $  46,372   $  16,607         179%
                                               =========   =========
PER BOE PRODUCED:
 Lease operating ...........................   $    4.26   $    3.83          11%
 Production taxes ..........................   $    1.92   $    1.56          23%

      Lease operating expenses increased 171% as a result of the increase in production and ongoing efforts to upgrade and further enhance existing production from the properties. Consequently, on a BOE basis, lease operating expenses increased 11%. Production taxes increased $9.6 million as a result of an increase in sales from the above described production increase in 2000 and higher oil and gas prices received during 2000 compared to 1999. In addition, as previously stated, the rise in production and operating expenses is also attributable to Prize's brief operating history, rapid growth from acquisitions, the Vista merger and the ongoing development program.

     Depreciation, Depletion, and Amortization Expenses (DD&A). DD&A expense for 2000 was $25.5 million compared to $8.7 million in 1999. On a BOE basis, the average DD&A rate was $3.39, 20% higher than the rate of $2.83 in 1999. The higher DD&A rate is attributable to the increased production and investment resulting from the Company's ongoing efforts to enhance production from its existing properties.

     General and Administrative Expenses (G&A). G&A expense in 2000 was $9.2 million as compared to $2.8 million in 1999. On a BOE basis, the G&A rate was $1.22, $.30 higher than the rate of $.92 in 1999. The increase in 2000 resulted from Prize's increase in staffing, related benefit costs and registration costs related to the September 26, 2000 registration statement, which registered certain stockholders' shares to be sold in a public offering. No proceeds were received by the Company from the offering.

     Interest Expense. Interest expense for 2000 was $17.6 million as compared to $6.1 million in 1999. The weighted-average interest rate on the debt outstanding was 8.23% and 8.27% for 2000 and 1999, respectively, which takes into account the effect of any interest rate swaps. The higher interest expense in 2000 is a direct result of the increase in debt from $127 million to $214 million. The increase in long-term debt was primarily attributable to $53.7 million of debt assumed in the Vista acquisition, $26.1 million spent to repurchase over 1.8 million shares of the Company's common stock in 2000 and $6.5 million paid as a deposit on the acquisition of the Apache properties.

     Income Taxes. Income tax expense increased principally due to the change in pretax income. Management expects that its effective tax rate of 37% in 2000 should approximate its future rate in 2001. Of the $19.1 million and $4.9 million in tax expense for 2000 and 1999, respectively, $7.1 million and $4.8 million relate to the current portion of the provision.

Results of Operations for 1999 and 1998

     Prize's historical consolidated financial statements include the results of the 50-week period from its inception, January 15, 1999, through December 31, 1999. Prior to June 30, 1999, Prize had no oil and gas operations. As a result of Prize's limited operating history and rapid growth associated with the Pioneer acquisition, which was effective July 1, 1999, Prize's consolidated financial statements are not readily comparable and are not indicative of future results. In order to make a meaningful comparison of 1999's activity to 1998's activity, Prize has based the following discussion of the results of operations upon the pro forma revenues and direct operating expenses of Prize, prior to the Vista merger. These pro forma amounts were previously reported in the 1999 annual report on Form 10-K. Neither the 1999 pro forma amounts or the 1998 adjusted amounts will agree to the Selected Financial Data, however Prize believes this comparison represents the most meaningful comparison of the 1999 and 1998 results prior to the Vista merger.

     Changes in oil/liquids and gas production, average realized prices including the effects of hedging in 1999, and revenues for the years ended December 31, 1999 and 1998, are shown in the table below.

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                             PRO FORMA   PRO FORMA     1999
                                               1999        1998      VS 1998
                                             ---------   ---------   ---------
PRODUCTION:
 Oil/liquids (MBbls) .....................       2,621       3,015         (13)%
 Gas (MMcf) ..............................      20,789      24,021         (13)%
 Total (MBOE) ............................       6,086       7,019         (13)%
AVERAGE REALIZED PRICES:
 Oil/liquids (per Bbl) ...................   $   14.67   $   11.54          27%
 Gas (per Mcf) ...........................        2.12        1.96           8%
 Per BOE .................................       13.56       11.65          16%
TOTAL REVENUES (IN THOUSANDS):
 Oil/liquids .............................   $  38,458   $  34,792          11%
 Gas .....................................      44,045      46,968          (6)%
                                             ---------   ---------
 Total ...................................   $  82,503   $  81,760           1%
                                             =========   =========

     Oil/Liquids Revenues. Oil/liquids revenues increased $3.7 million in 1999. Oil/liquids production decreased 394,000 barrels resulting in reduced revenues of $4.5 million as a result of the lack of focused attention of the previous operators. This decrease was offset by $8.2 million added as a result of a $3.13 per barrel increase in the oil/liquids price.

     Gas Revenues. Gas revenues decreased $2.9 million in 1999. Gas production decreased 3,232 MMcf, resulting in reduced revenues of $6.2 million as a result of the lack of focused attention of the previous operators. The decrease in production was offset by a price increase of $0.16 per Mcf which added $3.3 million in gas revenues.

     Production and Operating Expenses. Set forth below are the changes in production and operating expenses for the years ended December 31, 1999 and 1998.

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                         PRO FORMA    PRO FORMA      1999
                                                            1999         1998       VS 1998
                                                         ----------   ----------   ----------
PRODUCTION AND OPERATING EXPENSES (IN THOUSANDS):
 Lease operating .....................................   $   19,565   $   18,767            4%
 Production taxes ....................................        8,429        8,234            2%
                                                         ----------   ----------
 Total ...............................................   $   27,994   $   27,001            4%
                                                         ==========   ==========
PER BOE PRODUCED:
 Lease operating .....................................   $     3.21   $     2.67           20%
 Production taxes ....................................         1.39         1.17           19%

      Despite lower production rates, lease operating expenses increased 4% as a result of additional expenditures needed to upgrade properties into working condition during the last half of 1999 because of the lack of focused attention by the previous operator. Consequently, on a BOE basis, lease operating expenses increased 20%. Production taxes increased $195,000 as a result of the higher oil and gas prices received during the second half of 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. As of December 31, 2000, Prize had current cash reserves of $.8 million and working capital of $16.9 million. The current ratio was 1.63 to 1. In addition, Prize had long-term debt outstanding of $214.3 million.

     Maturities of long-term debt are as follows (in thousands):

2001..........                         $      --
2002..........                            40,185
2003..........                            53,580
2004..........                            53,580
2005..........                            53,580
Thereafter....                            13,394
                                       ---------
                                       $ 214,319
                                       =========

     Prize has obligations under noncancelable operating leases for certain equipment and office space expiring in various years through 2005. Minimum annual rental commitments at December 31, 2000, are (in thousands):

2001..........                     $   454
2002..........                         451
2003..........                         374
2004..........                         374
2005..........                         393
                                   -------
                                   $ 2,046
                                   =======

     Capital Sources. Prize's initial capitalization, bank financing, cash flow from operations and private equity sales have provided funding for its business activities. The Pioneer acquisition was funded with the issuance of the Prize convertible preferred stock to Pioneer and cash from Prize's initial capitalization, additional private equity sales and bank financing.

     Prize does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. Prize regularly engages in discussions relating to the potential acquisition of oil and gas properties. On February 28, 2001, Prize closed on the purchase of $65 million of interests in oil and gas properties from Apache Corporation. Substantially all of the acquisition was financed under Prize's existing credit facility. Any future acquisitions may require additional financing and will be dependent upon financing arrangements being available at the time.

     Prize anticipates that its oil and gas capital expenditures will be approximately $60 million for enhancement, exploitation and drilling activity in 2001. The timing of most of Prize's capital expenditures are discretionary with no long-term capital expenditure commitments. Consequently, Prize has a significant degree of flexibility to adjust the level of its capital expenditures as circumstances warrant. The capital expenditure budget, other than significant acquisitions, will be funded from internally generated cash flow. However, in the long term, if Prize's cash flow from operations and availability under its senior credit agreement are not sufficient to satisfy cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

     In March 2000 and September 2000, the Company's Board of Directors approved a plan to buy back up to $20 million and $15 million, respectively, of its common stock from time to time in the open market or through negotiated transactions. On March 28, 2000, the Company entered into a stock purchase agreement with Pioneer Natural Resources to acquire 1,346,482 shares of Prize common stock for $18.4 million. As of December 31, 2000, the Company had acquired an additional 463,700 common shares for $7.7 million.

     Although some of Prize's costs and expenses may be affected by inflation, inflation has not had a significant effect on Prize's results of operations. Improving industry conditions may significantly increase competition, creating a relative shortage of oilfield supplies and/or services which would result in inflationary cost pressures on Prize's operations.

     Cash provided by operating activities will be the primary source of Prize's capital and short-term liquidity in the future. For the year ended December 31, 2000 and the period from inception through December 31, 1999, net cash provided by operating activities was $45.8 million and $19.8 million, respectively.

     For the year ended December 31, 2000 and the period from inception through December 31, 1999, Prize's cash used in investing activities was $54.7 million and $185 million, respectively. The 2000 period amount was principally spent for development activities and $6.5 million for a deposit on the Apache acquisition, while the 1999 period expenditures consisted primarily of the acquisition of oil and gas properties acquired from Pioneer, net of the proceeds from the sale of the mineral interests acquired from Pioneer.

     Cash provided by financing activities of $6.3 million in 2000 consisted principally of $31.7 million in net borrowings and $1.1 million from the issuance of common stock, less $26.1 million for the purchase of treasury shares. Cash provided by financing activities was $168.5 million for the period from inception through December 31, 1999. This included $125.4 million of net borrowings under Prize's senior credit agreement and $45.5 million of capital contributions, offset by $2.6 million of loan origination fees.

     Credit Agreements. Prize's initial senior credit agreement established a four-year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be determined annually by the lenders based on proved oil and gas reserves and other assets of Prize. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the senior credit agreement, the deficiency must be cured by either prepaying a portion of the outstanding amounts under the senior credit agreement or pledging additional collateral to the lenders. On February 8, 2000, in connection with the merger with Vista, the Company amended its senior credit agreement to refinance all of its and Vista's outstanding debt and to provide for total borrowings of up to $400 million, subject to the borrowing base. At December 31, 2000, the bank borrowing base was $325 million. The Company is currently negotiating for an increase in the bank borrowing base from $325 million to $375 million.

     From December 31, 1999 to December 31, 2000, Prize's outstanding net long-term debt increased from $127 million to $214 million. The increase in long-term debt was primarily attributable to the $53.7 million of debt assumed in the Vista acquisition, $26.1 million spent to repurchase over 1.8 million shares of the Company's common stock and $6.5 million paid as a deposit on the acquisition of the Apache properties. At March 27, 2001, Prize's outstanding net long-term debt had increased to $281 million, principally due to the funding at closing on the acquisition of the Apache properties. The weighted-average interest rate in 2000 under the senior credit facility was 8.23%. Borrowings under the senior credit facility are secured by substantially all of the Company's assets. All outstanding amounts under the amended senior credit agreement will convert to a term loan on June 29, 2002, with quarterly principal payments after that date through June 29, 2006.

     On October 1, 2000, the Company amended its credit facility to provide an increase in the available letters of credit up to an aggregate of $15 million with an additional supplemental letter of credit (as defined by the credit agreement) of $15 million. At December 31, 2000, $13.5 million was outstanding under the letters of credit.

     Prize's financial covenants under the amended senior credit agreement require its current ratio, which is the ratio of consolidated current assets as defined by the agreement to consolidated current liabilities (as defined), as of the end of any fiscal quarter, not to be less than 1 to 1 and the ratio of consolidated EBITDA to the sum of consolidated net interest expense plus letter of credit fees not to be less than 2.5 to 1. In addition to these financial covenants, restrictions under the senior credit agreement include restrictions on the incurrence of debt, paying dividends and making other restricted payments, asset dispositions, consolidations and mergers and other restrictions typical in the oil and gas industry. As of December 31, 2000, Prize was in compliance with all financial covenants and restrictions.

     At Prize's option, borrowings under the amended senior credit agreement bear interest at either (1) the "Base Rate," which is the annual rate of interest announced by Fleet Bank, or (2) the adjusted Eurodollar rate as defined by the agreement plus a margin ranging from 1.25% to 1.875% per annum, depending on the level of Prize's aggregate outstanding borrowings under the senior credit agreement. Prize currently pays interest at a rate of LIBOR plus 1.75%, or 8.15% as of December 31, 2000. In addition, Prize is committed to pay in arrears, a quarterly commitment fee ranging from .25% to .50% based on the unused portion of the borrowing base.

     The loan documents governing the amended senior credit agreement contain covenants and restrictions relating to Prize's operations that are customary in the oil and gas industry. In addition, the line of credit is secured by a first lien on properties that represents at least 80% of the value of Prize's proved oil and gas properties. See Note 3 of notes to Prize's consolidated financial statements included elsewhere in this document. Prize believes that, in the short term, the availability under its senior credit agreement and cash flow from operations will be sufficient for anticipated operating and capital expenditure requirements in 2000.

STOCK OPTIONS AND COMPENSATION EXPENSE

     In 1999, Prize instituted a stock option plan for key employees. A total of 2,141,300 shares of the Company's common stock were reserved for issuance under this plan. Options to purchase a total of 2,141,300 shares of the Company's common stock were granted under the plan by the board of directors in 1999. Of these options granted, 2,122,363 were outstanding as of December 31, 2000. Prize terminated the plan with respect to any future issuances of stock options. The options are exercisable at an exercise price of $7.84 per share. The options were to vest ratably over a period of three years, however, the closing of the Vista merger accelerated the vesting of all of the outstanding options. The Company did not recognize any compensation expense in connection with the issuance of the options.

     Effective with the Vista merger, Prize adopted Vista's existing stock option plan. A total of 500,000 shares of the Company's common stock are reserved for issuance under this stock option plan. As of December 31, 2000, nonqualified stock options for a total of 220,000 shares of common stock had been granted under this stock option plan. The exercise price of these options equaled the fair market value of the Company's common stock on the date of grant, between $12.38 and $16.94 per share, and the options vest ratably over a period of three years and expire five years after the date of grant.

     Total outstanding options as of December 31, 2000 and December 31, 1999, respectively, were 2,342,363 and 2,141,263. Accordingly, 2,622,363 shares of common have been reserved for issuance upon exercise.

NATURAL GAS BALANCING

     It is possible in the natural gas industry for various working interest partners to produce more or less than their entitlement share of natural gas. In those events, it is possible for there to be overproduced parties and underproduced parties. At December 31, 2000, Prize's net gas balancing position was not material.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to the fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss). The Company adopted the provisions of SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133 will result in a January 1, 2001 transition adjustment to increase other current liabilities and long-term liabilities by $48 million and $6.9 million, respectively, and reduce stockholders' equity by $54.9 million.

     Due to the settlement of maturing derivative contracts and reductions in gas prices, it is expected that the SFAS 133 impact to the Company's stockholders' equity as of March 31, 2001 will be significantly lower than the initial transition adjustment, which was based upon the market-quoted prices as of January 1, 2001. The fair value of derivative instruments at March 19, 2001 was a liability of approximately $33.6 million.

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

     In order to mitigate the effect of price fluctuations, Prize and prior to the merger, Vista periodically utilized hedging transactions with respect to a portion of their oil and gas production. Prize utilizes derivative financial instruments to provide methods to fix the price for natural gas and oil independently of the physical sale. While the use of these hedging arrangements limits the downside risk of price declines, this use may also limit benefits which may be derived from price increases. Prize uses various financial instruments, such as swaps and collars, in which monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the NYMEX or other indices. Generally, when the applicable settlement price is less than the price specified in the contract, Prize receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, Prize pays the counterparty based on the difference. The instruments utilized by Prize differ from futures contracts in that there is not a contractual obligation which requires or permits the future physical delivery of the hedged products. In addition, Prize generally utilizes over the counter instruments which are subject to more credit risk than exchange-traded futures contracts. However, management does not believe this risk is significant as the Company only uses highly rated and reputable counterparties who generally do not require collateral.

     During 1998 and continuing into the first quarter of 1999, the oil and gas industry operated in a depressed commodity price environment. In mid-1999, prices for both oil and gas began to increase to high levels based on the price history of the 1990's. Prize began hedging both oil and gas prices just prior to the closing of the purchase of the properties from Pioneer in June 1999, and continues to enter the hedge market from time to time. Prize's hedging policies are based upon the judgment of management and the need to meet requirements of Prize's lenders. Prize had natural gas hedges in place which hedged approximately 13,100 MMcf and 1,800 MMcf of production during 2000 and 1999, respectively. Prize also had crude oil hedges in place which hedged approximately 1,500 MBbls and 200 MBbls of production during 2000 and 1999, respectively.

     In the tables set forth below, A "swap" is a fixed-price hedge and a "collar" is a hedge that has a ceiling price and a floor price. If the particular product stays in between the ceiling and the floor prices, then no payments are made by either party under a collar. The terms "Put Floor Price" and "Call Ceiling Price" refer to the prices at which Prize has hedged its production and are expressed in the calendar monthly average of daily NYMEX closing prices for Light Sweet Crude Oil or monthly NYMEX (Henry Hub) or other indices' closing prices for natural gas. Volumes refer to barrels of crude oil or Mcf of gas, where one Mcf is equivalent to one MMBtu. The total fair market value of the commodity hedges described below were $(55) million and $(5.9) million at December 31, 2000 and 1999, respectively. At March 19, 2001, the fair market value of the commodity hedges described below was $(33.6) million.

     Set forth below is the contract amount and material terms of all natural gas hedging instruments held by Prize at December 31, 2000:

                                                             2001         2002         2003
                                                           ----------   ----------   ----------
Natural Gas Hedge Derivatives:
      Swap contract:
             Average daily notional Mcf volumes                 4,000          n/a          n/a
             Fixed price per Mcf                           $     2.35          n/a          n/a
      Collar contracts:
             Average daily notional Mcf volumes                41,726       28,000       10,000
             Weighted-average put floor price per Mcf      $     2.92   $     3.05   $     3.00
             Weighted-average call ceiling price per Mcf   $     4.11   $     6.29   $     4.70
      Average yearly NYMEX gas price                       $     6.13   $     4.39   $     3.83

     Set forth below is the contract amount and material terms of all oil hedging instruments held by Prize at December 31, 2000:

                                                               2001         2002
                                                            ----------   ----------
Oil Hedge Derivatives:
      Swap contract:
              Average daily notional Bbl volumes                   500          n/a
              Fixed price per Bbl                           $    17.44          n/a
      Collar contracts:
              Average daily notional Mcf volumes                 4,044        1,000
              Weighted-average put floor price per Bbl      $    19.38   $    20.00
              Weighted-average call ceiling price per Bbl   $    25.48   $    24.85
      Average yearly NYMEX oil price                        $    24.94   $    22.88

     Set forth below is the contract amount and material terms of all natural gas hedging instruments held by Prize at December 31, 1999:

                                                             2000         2001
                                                          ----------   ----------
Natural Gas Hedge Derivatives:
     Collar contracts:
            Average daily notional Mcf volumes                35,000       14,904
            Weighted-average put floor price per Mcf      $     2.26   $     2.23
            Weighted-average call ceiling price per Mcf   $     2.58   $     2.54
     Average yearly NYMEX gas price                       $     2.44   $     2.49

     Set forth below is the contract amount and material terms of all oil hedging instruments held by Prize at December 31, 1999:

                                                             2000        2001
                                                           ---------   ---------
Oil Hedge Derivatives:
      Swap contract:
             Average daily notional Bbl volumes                1,500         623
             Fixed price per Bbl                           $   17.44   $   17.44
      Collar contracts:
             Average daily notional Mcf volumes                2,418         995
             Weighted average put floor price per Bbl      $   17.48   $   17.09
             Weighted average call ceiling price per Bbl   $   20.25   $   19.61
      Average yearly NYMEX oil price                       $   22.20   $   20.57

     Prize may choose at some time in the future to hedge separately the basis differential for its natural gas production. This separation would be immaterial to the financial performance of Prize. There were no NGLs hedged in 2000.

 Set forth below are annual hedged volumes. Volumes for 2000 are based upon actual settlements and volumes for 2001 through 2003 are based upon positions outstanding at December 31, 2000:

                                  2000         2001         2002         2003
                                ---------    ---------    ---------    ---------
Gas (Bcf)                            13.1         16.7         10.2          3.7
Oil (MBbl)                          1,820        1,657          365           --
Total (MBOE)                        4,003        4,440        2,065          617

     Interest Rates. Prize's interest rate risk exposure after the merger results primarily from having short-term variable rates under its credit facility. All of Prize's outstanding indebtedness is subject to market rates of interest as determined from time to time by the banks under the credit facility. Any increases in the variable interest rates related to this facility can have an adverse impact on Prize's results of operations and cash flow. As of December 31, 2000, Prize had $214 million of outstanding debt under the credit facility. Under the credit facility, Prize currently pays interest at a rate of LIBOR plus 1.75%, or 8.15% as of December 31, 2000.

     In an attempt to manage its interest rate risk, Prize entered into an interest rate swap effective July 2, 1999, which is accounted for as a hedge with any realized gains or losses recorded as interest expense. The swap consists of $50 million of notional amount of indebtedness at a fixed swap rate of 6.07 percent based on the three-month LIBOR rate. The Swap terminates on July 2, 2001. As of December 31, 2000, the fair value of the swap was $108,795.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                             PAGE
                                                                             ----
PRIZE ENERGY CORP. AND SUBSIDIARIES :
 Report of Independent Auditors.....................................           26
 Consolidated Balance Sheets as of December 31, 2000 and 1999.......           27
 Consolidated Statements of Operations for the
 periods ended December 31, 2000 and 1999...........................           28
 Consolidated Statements of Stockholders' Equity for the
 periods ended December 31, 2000 and 1999...........................           29
 Consolidated Statements of Cash Flows for the
 periods ended December 31, 2000 and 1999...........................           30
 Notes to the Consolidated Financial Statements.....................           31
PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP. FROM
 PIONEER NATURAL RESOURCES USA, INC.:
 Report of Independent Auditors.....................................           43
 Audited Statement of Revenues and Direct Operating
 Expenses for the year ended December 31, 1998......................           44

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Prize Energy Corp.:

     We have audited the accompanying consolidated balance sheets of Prize Energy Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 2000 and for the period from inception (January 15, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prize Energy Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and for the period from inception (January 15, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                ERNST & YOUNG LLP

Fort Worth, Texas
February 16, 2001

                               PRIZE ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                         2000         1999
                                                                                       ---------    ---------
 ASSETS
       Current assets:
            Cash and cash equivalents                                                  $     820    $   3,353
            Accounts receivable - oil & gas                                               29,710       18,488
            Accounts receivable - trade, net of allowance                                  4,942        2,173
            for doubtful accounts of $251 and $100
            Prepaid income taxes                                                           5,153           --
            Other                                                                          3,078          633
                                                                                       ---------    ---------
       Total current assets                                                               43,703       24,647
       Properties and equipment at cost:
            Oil and gas properties using the successful efforts method of accounting     349,971      219,227
            Other                                                                          2,978          985
                                                                                       ---------    ---------
                                                                                         352,949      220,212
            Less accumulated depreciation and depletion                                  (34,186)      (8,715)
                                                                                       ---------    ---------
       Total properties and equipment at cost, net                                       318,763      211,497
       Deposit on acquisition                                                              6,500           --
       Other assets, net                                                                   2,698        2,466
                                                                                       ---------    ---------
 TOTAL ASSETS                                                                          $ 371,664    $ 238,610
                                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
           Accounts payable                                                            $  15,650    $  10,799
           Federal and state income tax payable                                               --        4,898
           Accrued interest                                                                2,583        2,203
           Hedge liability payable                                                         1,782          616
           Other accrued liabilities                                                       6,743        4,484
                                                                                       ---------    ---------
       Total current liabilities                                                          26,758       23,000
       Long-term debt                                                                    214,319      127,000
       Deferred income taxes                                                              19,019          158
       Commitments and Contingencies
       Stockholders' equity:
           Convertible voting preferred stock:
            authorized shares - 10,000,000 and 16,651,870;
            issued and outstanding - 0 and 3,958,879                                          --       30,907
           Common stock, $.01 par value:
            authorized shares - 50,000,000 and 33,303,740;
            issued and outstanding - 14,614,587 and 8,291,301                                146           83
           Paid-in capital                                                                96,413       49,260
           Retained earnings                                                              40,285        8,202
           Treasury stock - 1,747,182 and 0 shares                                       (25,276)          --
                                                                                       ---------    ---------
               Total stockholders' equity                                                111,568       88,452
                                                                                       ---------    ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 371,664    $ 238,610
                                                                                       =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts and shares)



                                                    Periods Ended December 31,
                                                   ----------------------------
                                                      2000            1999
                                                   ------------    ------------
 OIL AND GAS SALES                                 $    149,489    $     47,978
 COSTS AND EXPENSES
       Lease operations                                  31,996          11,791
       Production taxes                                  14,376           4,816
       Depletion, depreciation, and amortization         25,472           8,714
       General and administrative                         9,162           2,831
                                                   ------------    ------------
               Total costs and expenses                  81,006          28,152
                                                   ------------    ------------
 OPERATING INCOME                                        68,483          19,826
 OTHER:
         Interest expense                                17,604           6,070
         Other income                                      (775)           (268)
                                                   ------------    ------------
               Total other expenses                      16,829           5,802
                                                   ------------    ------------
 INCOME BEFORE INCOME TAXES                              51,654          14,024
 PROVISION FOR INCOME TAXES                             (19,112)         (4,915)
                                                   ------------    ------------
 NET INCOME                                              32,542           9,109
 PREFERRED DIVIDEND                                        (459)           (907)
                                                   ------------    ------------
 INCOME AVAILABLE TO
         COMMON STOCKHOLDERS                       $     32,083    $      8,202
                                                   ============    ============

 NET INCOME PER COMMON SHARE:
         Basic                                     $       2.60    $       1.20
         Diluted                                   $       2.29    $       1.03

 WEIGHTED-AVERAGE
         COMMON SHARES OUTSTANDING:
         Basic                                       12,333,989       6,820,606
         Diluted                                     14,204,462       8,878,777

       The accompanying notes are an integral part of these consolidated financial statements.

                               PRIZE ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except shares)


                                      Convertible Voting
                                        Preferred Stock             Common Stock            Note        Additional
                                    ------------------------    -----------------------   Receivable     Paid-in       Retained
                                     Shares         Amount        Shares       Amount      Officer       Capital       Earnings
                                    ----------    ----------    ----------   ----------   ----------    ----------    ----------
 Issuance of common stock                   --    $       --     8,291,301   $       83   $     (250)   $   49,260    $       --
 Issuance of preferred stock         3,843,252        30,000            --           --           --            --            --
 Preferred dividends                   115,627           907            --           --           --            --          (907)
 Repayment of note receivable               --            --            --           --          250            --            --
 Net income                                 --            --            --           --           --            --         9,109
                                    ----------    ----------    ----------   ----------   ----------    ----------    ----------

 Balance as of December 31, 1999     3,958,879    $   30,907     8,291,301   $       83   $       --    $   49,260    $    8,202

 Issuance of stock in acquisition           --            --     2,339,089           23           --        15,788            --
 Preferred stock dividend               25,318           198            --           --           --            --          (459)
 Preferred conversion               (3,984,197)      (31,105)    3,984,197           40           --        31,065            --
 Purchase of treasury shares                --            --            --           --           --            --            --
 Warrant exercises                          --            --            --           --           --           330            --
 Option exercises                           --            --            --           --           --           (30)           --
 Net income                                 --            --            --           --           --            --        32,542
                                    ----------    ----------    ----------   ----------   ----------    ----------    ----------

 Balance as of December 31, 2000            --    $       --    14,614,587   $      146   $       --    $   96,413    $   40,285
                                    ==========    ==========    ==========   ==========   ==========    ==========    ==========

                                           Treasury Stock
                                      ------------------------
                                        Shares       Amount         Total
                                      ----------    ----------    ----------
 Issuance of common stock                     --    $       --    $   49,093
 Issuance of preferred stock                  --            --        30,000
 Preferred dividends                          --            --            --
 Repayment of note receivable                 --            --           250
 Net income                                   --            --         9,109
                                      ----------    ----------    ----------

 Balance as of December 31, 1999              --    $       --    $   88,452

 Issuance of stock in acquisition           (900)          (22)       15,789
 Preferred stock dividend                     --            --          (261)
 Preferred conversion                         --            --            --
 Purchase of treasury shares          (1,810,182)      (26,138)      (26,138)
 Warrant exercises                        45,000           615           945
 Option exercises                         18,900           269           239
 Net income                                   --            --        32,542
                                      ----------    ----------    ----------

 Balance as of December 31, 2000      (1,747,182)   $  (25,276)   $  111,568
                                      ==========    ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Periods Ended December 31,
                                                                        --------------------------
                                                                            2000          1999
                                                                        -----------    -----------
OPERATING ACTIVITIES
    Net Income                                                           $   32,542    $    9,109
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                                25,472         8,714
     Amortization of loan origination fees                                      444           174
     Undistributed earnings of equity investee                                   --           (88)
     Deferred income tax                                                     11,984           158
                                                                         ----------    ----------
                                                                             70,442        18,067
    Changes in operating assets and liabilities:
     Accounts receivable                                                     (8,502)      (19,957)
     Other assets                                                            (7,562)         (594)
     Accounts payable and accrued liabilities                                (8,536)       22,282
                                                                         ----------    ----------
CASH PROVIDED BY OPERATING ACTIVITIES                                        45,842        19,798
INVESTING ACTIVITIES
    Additions to oil and gas properties                                     (46,225)     (215,979)
    Additions to other properties and equipment                              (1,993)         (985)
    Deposit on acquisition                                                   (6,500)           --
    Proceeds from sale of mineral interest                                       --        32,000
                                                                         ----------    ----------
CASH USED BY INVESTING ACTIVITIES                                           (54,718)     (184,964)
FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                    1,092        45,464
    Purchase of treasury stock                                              (26,138)           --
    Repayment of notes receivable from shareholder                               --           250
    Borrowings under credit facilities                                       57,250       171,000
    Repayment of credit facilities                                          (25,600)      (45,608)
    Loan origination fees                                                        --        (2,587)
    Payment of preferred dividend                                              (261)           --
                                                                         ----------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                         6,343       168,519
                                                                         ----------    ----------
Increase (Decrease) in Cash and Cash Equivalents                             (2,533)        3,353
Cash and Cash Equivalents, Beginning of Period                                3,353            --
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $      820    $    3,353
                                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for income taxes                         $   17,179    $       34
    Cash paid during the period for interest                             $   16,779    $    3,693

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Dividend in kind                                                     $      198    $      907
    Convertible preferred stock issued as consideration in acquisition   $       --    $   30,000
    Issuance of common stock to officer for note receivable              $       --    $      250


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

     The Company was initially formed through the contribution of cash and a minority investment in a limited liability company for the purpose of acquiring oil and gas properties. Pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement), on June 29, 1999 the Company completed the acquisition of interests in certain oil and gas producing properties, primarily located in Texas, Louisiana, and Oklahoma from affiliates of Pioneer Natural Resources USA, Inc. (Pioneer) for $215 million in cash and the issuance of $30 million of 6% convertible preferred stock.

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

     At inception, certain stockholders contributed a minority investment in a limited liability company, Sunterra Petroleum LLC (Sunterra). Subsequently, the Company purchased the remaining interest in Sunterra in exchange for $750,000 cash, a gas plant and the assumption of Sunterra's debt. The total consideration paid for Sunterra during 1999 was $6,378,826, plus the assumed debt of $1,607,791.

 As further discussed in Note 2, on February 8, 2000, the Company merged with Vista Energy Resources, Inc. (Vista), an independent oil and gas development and production company.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial statements for the period ended December 31, 1999 reflect the operations of the Company from January 15, 1999 through December 31, 1999. However, the Company had no significant operations until July 1, 1999.

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

OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for its oil and gas properties whereby acquisition costs of proved properties, costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over remaining proved reserves. Depreciation, depletion and amortization of capitalized costs of oil and gas properties are provided on a common area basis. Gas is converted to equivalent barrels at the rate of six Mcf of gas to one barrel of oil.

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

IMPAIRMENT OF OIL AND GAS PROPERTIES.

     The Company has evaluated its oil and gas properties under the provisions of Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that proved oil and gas properties be assessed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. SFAS 121 requires that this assessment be performed by comparing the undiscounted future net cash flows and the net carrying value of oil and gas properties. For the periods ended December 31, 2000 and December 31, 1999, there was no impairment of the Company's oil and gas properties.

ENVIRONMENTAL

     The Company's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability are fixed or reliably determinable. The Company is not aware of any significant instances where it will incur a material cost due to environmental remediation or to correct an instance of non-compliance with environmental laws and regulations.

REVENUE RECOGNITION

     The Company uses the sales method of accounting for oil and gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

EARNINGS PER SHARE

     The following tables provide a reconciliation between basic and diluted earnings per common share for the periods ended December 31, 2000 and 1999, respectively (in thousands except per share amounts and shares).

                                                        DECEMBER 31, 2000
                                              ---------------------------------------
                                                         WEIGHTED-AVERAGE   PER SHARE
                                                INCOME        SHARES         AMOUNT
                                              -----------   -----------   -----------
Basic earnings per share
 Income available to common stockholders...   $    32,083    12,333,989   $      2.60
Effect of Dilutive Securities:
 Employee Stock Options ...................            --       878,819
 Warrants .................................            --         1,048
 Convertible preferred shares .............           459       990,606
                                              -----------   -----------
 Diluted earnings per share ...............   $    32,542    14,204,462   $      2.29
                                              ===========   ===========

                                                        DECEMBER 31, 1999
                                              ---------------------------------------
                                                         WEIGHTED-AVERAGE   PER SHARE
                                                INCOME        SHARES         AMOUNT
                                              -----------   -----------   -----------
Basic earnings per share
 Income available to common stockholders...   $     8,202     6,820,606   $      1.20
Effect of Dilutive Securities:
 Convertible preferred shares .............           907     2,058,171
                                              -----------   -----------
 Diluted earnings per share ...............   $     9,109     8,878,777   $      1.03
                                              ===========   ===========

     Employee stock options for 2,141,430 shares have been excluded from the diluted earnings per share calculation as antidilutive for the period ended December 31, 1999. Warrants to purchase 1,561,581 shares of common stock assumed in the Vista merger have been excluded from the diluted earnings per share calculation as antidilutive for the period ended December 31, 2000.

BENEFIT PLAN

     The Company provides a 401(k) benefit plan (the Plan) covering substantially all employees. Under the Plan, employees having attained the age of 21 are eligible to participate and can contribute up to 15% of their compensation each year subject to certain Internal Revenue Code limitations. The Plan provides for matching contributions by the Company, at the discretion of the Board of Directors, to be determined on an annual basis. Additionally, the Company can provide a profit sharing contribution, at the discretion of the Board of Directors, to be determined on an annual basis. Employees vest in the employer contribution over a two year period. The Company made total matching contributions of $608,353 and $134,627 in 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). See Note 5 for disclosure of the pro forma effect of employee stock options.

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

     The Company's criteria for a derivative instrument to qualify for hedge accounting treatment are as follows:

     - The timing or duration and characteristics of the underlying exposure must have been identified with reasonable certainty;

     - Changes in the value or the cash flows of the derivative must correlate to a high degree with changes in the present value or the cash flows of the exposure;

     - The derivative has been designated as a hedge or is a synthetic alteration of a specific asset, liability or anticipated transaction; and

     - The derivative instrument either: (a) reduces exposure of net income or cash flow to fluctuations caused by movements in commodity prices or interest rates; or (b) alters the profile of the Company's interest rate exposure to achieve a resulting overall exposure in line with policy guidelines.

     Gains or losses realized from derivative instruments that qualified as hedges are deferred as assets or liabilities until the underlying hedged asset, liability or transaction monetized, matured or was otherwise recognized under generally accepted accounting principles. When recognized in net income (loss), hedge gains and losses are classified as components of the commodity prices, interest or foreign exchange rates that the derivative instrument hedged. The fair value of Vista's hedges was recognized as a liability at the purchase date. See Note 8 for a description of the specific types of derivative transactions in which the Company participates.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to the fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income. The Company adopted the provisions of SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133 will result in a January 1, 2001 transition adjustment to increase other current liabilities and long-term liabilities by $48 million and $6.9 million, respectively, and reduce stockholders' equity by $54.9 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate their fair value. Management believes the carrying amount of the Company's long-term debt also approximates fair value because the interest rates applicable to the debt presently approximate current market rates. See Notes 3 and 8 for the fair value of the Company's derivative positions.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

2. VISTA MERGER

     On February 8, 2000, the Company merged with Vista Energy Resources, Inc. (Vista), an independent oil and gas development and production company. Though the Company's shareholders exchanged their shares for new shares of Vista, the stockholders of the Company have an 84% controlling interest in the merged company. Accordingly, the transaction was accounted for as a purchase of Vista by the Company in accordance with the provisions of APB 16. The merged company's stock is listed on the American Stock Exchange under the ticker symbol "PRZ."

     Under the terms of the merger, Prize stockholders effectively exchanged 16% of their interest in Prize for an 84% interest in Vista. Prior to the merger, Prize was a private company with no readily determinable market value. Thus, in order to determine the purchase price paid by Prize, Prize management estimated the fair value of Prize's oil and gas assets, its debt and other assets and liabilities as of the purchase agreement date. Prize initially estimated the purchase price at $86.6 million, including liabilities assumed of $61.4 million. However, as the Company was preparing its annual reserve survey in the fourth quarter of 2000, it learned additional information concerning the future operating expenses and development costs on the oil and gas properties purchased from Pioneer in 1999 and, accordingly, it revised its estimate of the fair value of its properties as of the purchase date and therefore its estimate of the purchase price of Vista. No changes were made to the assumptions for oil and gas prices or the discount rate in revising the estimate of the fair value of the purchased properties. The final purchase price of Vista was $69.9 million, including liabilities assumed of $53.8 million. The final purchase price was assigned to the assets of Vista based on their fair value, resulting in current and other assets of $5.6 million, oil and gas properties of $84.8 million, current liabilities of $13.7 million, debt of $53.7 million, and a net deferred tax liability of $6.9 million. Additionally, $1.3 million of accrued interest and bank fees were rolled into the debt principal.

     As a result of the merger, which included a one-for-seven reverse stock split, all share and option amounts and earnings per share as of and for the period ended December 31, 2000 and 1999 have been restated to reflect the equivalent number of new shares resulting from the merger based on the conversion ratio of the merger.

PRO FORMA INFORMATION

     The following condensed pro forma financial information reflects the pro forma statement of operations assuming that the Pioneer purchase, the Minerals sale, the Sunterra purchase, and the Vista Merger all occurred on January 1, 1999. The Company emphasizes that this information is not necessarily indicative of future performance (in thousands).

                                                   Year Ended December 31,
                                                  ------------------------
                                                    2000          1999
                                                  ----------    ----------
Oil and gas sales .............................   $  151,130    $  101,258

Lease operating expenses & production taxes ...       47,307        34,723
Depreciation, depletion and amortization ......       25,819        23,664
General and administrative ....................        9,458         8,846
Interest expense, net .........................       17,965        15,186
Other income ..................................         (786)         (388)
                                                  ----------    ----------
     Income before income taxes ...............       51,367        19,227
Provision for income taxes ....................      (19,006)       (7,108)
                                                  ----------    ----------
     Net Income ...............................       32,361        12,119
Preferred dividends ...........................         (459)       (1,841)
                                                  ----------    ----------
     Income available to common stockholders ..   $   31,902    $   10,278
                                                  ==========    ==========

Earnings per share:
 Basic ........................................   $     2.59    $      .97
 Diluted ......................................   $     2.28    $      .82

3. CREDIT FACILITIES

     In connection with the acquisition of the Pioneer properties, the Company entered into a $250 million credit facility (Senior Facility) and a $13 million senior subordinated credit facility (Subordinated Facility) with a bank. The Subordinated facility provided for a single advance of $13 million and was repaid in full in conjunction with the sale of the mineral interest in July, 1999.

     On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2006. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. In October 2000, the Company amended the Senior Facility to provide for an increase in limits for letters of credit to an aggregate of $15 million with an additional supplemental letter of credit (as defined by the credit agreement) of $15 million. At December 31, 2000, $13,515,000 was outstanding under the letter of credit provisions of the facility. The revolver converts to a term loan on June 29, 2002 with quarterly principal payments after that date, through June 29, 2006. Interest is due quarterly at either the bank's prime rate or eurodollar rate plus a margin as defined in the agreement. At December 31, 2000, $214 million was outstanding. As of October 1, 2000, the Company's borrowing base was raised from $250 million to $325 million. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. At December 31, 2000, the Company was in compliance with all financial and non-financial covenants. Borrowings under the credit facility are secured by substantially all of the Company's assets.

     The Company is required to pay a commitment fee on the revolving credit facility ranging from .25% to .5% based on a ratio of outstanding credit to the borrowing base and a letter of credit fee ranging from 1.25% to 1.875% based on a ratio of the average daily amount outstanding during the quarter to the borrowing base. Both fees terminate upon conversion of the revolver to a term loan.

     In July 1999, the Company entered into an interest rate protection agreement with its bank (the "Swap Agreement") to modify the interest characteristics of an aggregate principal amount of $50 million of the revolving line of credit from a variable rate to a fixed rate. The Swap Agreement requires the company to pay a fixed rate interest obligation of 6.07% and receive an interest obligation based on variable LIBOR rates. The Swap Agreement terminates on July 2, 2001. At December 31, 2000 the Swap Agreement had a favorable fair value of $108,795.

     The Company assumed $53.7 million of debt and $1.3 million of accrued interest and bank fees when it purchased Vista. This debt was added to the Senior Facility in 2000.

     Maturities of long-term debt are as follows (in thousands):

2001...........                        --
2002...........                    40,185
2003...........                    53,580
2004...........                    53,580
2005...........                    53,580
Thereafter.....                    13,394
                        -----------------
                        $         214,319
                        =================

4. STOCKHOLDERS' EQUITY

     In conjunction with the Purchase Agreement, the Company amended its Certificate of Incorporation to create a convertible preferred class of capital stock. Effective with the amendment, the Company has the authority to issue 60,000,000 shares of capital stock, consisting of 10,000,000 shares of convertible voting preferred stock and 50,000,000 shares of common stock.

     Preferred stock may be issued from time to time in one or more series, and the Board of Directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund, and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

     Preferred and common stockholders vote as a single class except for those matters for which a separate class vote of the preferred stock is specifically required under Delaware law.

     Pursuant to the Purchase Agreement described in Note 1, the Company issued 3,843,252 shares of convertible voting preferred stock (Series A preferred). The Series A preferred earned cumulative dividends at 6%, payable quarterly. Unpaid dividends accrued interest at 6%. Dividends were paid in kind in the amount of 140,945 shares and in cash of $260,858 through March 28, 2000.

     On March 28, 2000, the Company entered into an agreement with the Series A preferred stockholder to acquire 1,346,482 shares of Prize common stock for approximately $18.4 million. Prior to the acquisition, the Series A preferred stockholder agreed to convert all Series A preferred stock to common stock, resign the two board seats held by the Series A preferred stockholder, and cancel the exploration and participation agreement associated with the Series A preferred stock. Subsequently, the Series A preferred stockholder owned approximately 2.6 million shares of common stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility. No other preferred shares were issued or outstanding at December 31, 2000.

     In October 2000, the Company initiated a stock repurchase program for the purchase of up to $15 million of common stock. As of December 31, 2000, the Company had acquired 463,700 common shares for $7.7 million.

     At December 31, 2000, there were 2,252,670 warrants outstanding that are publicly traded on the American Stock Exchange under the symbol "PRZ.WS." These warrants are currently exercisable for an aggregate of 321,810 shares of common stock (seven warrants per share) at an aggregate exercise price of $28.00 per share. These warrants will expire on November 1, 2002.

     In addition, at December 31, 2000, there were 9,558,403 warrants outstanding that are currently exercisable to purchase an aggregate of 1,365,486 shares of common stock (seven warrants per share) at an aggregate exercise price of $28.00 per share that are not publicly traded. These warrants will expire on November 1, 2002. At December 31, 2000, there were also outstanding 165,000 warrants that are currently exercisable to purchase an aggregate of 36,428 shares of common stock with exercise prices ranging from $20.13 to $21.14 per share and which have expiration dates ranging from February 24, 2001, to June 29, 2002.

5. STOCK OPTIONS

     In 1999, Prize instituted a stock option plan for key employees. A total of 2,141,300 shares of the Company's common stock were reserved for issuance under this plan. Options to purchase a total of 2,141,300 shares of the Company's common stock were granted under the plan by the board of directors in 1999, 2,122,363 of which are outstanding and exercisable as of December 31, 2000. Prize terminated the plan with respect to any future issuances of stock options. The options are exercisable at an exercise price of $7.84 per share. The options were to vest ratably over a period of three years, however, the closing of the Vista merger accelerated the vesting of all of the outstanding options. The Company did not recognize any compensation expense in connection with the issuance of the options.

     Effective with the Vista merger, Prize adopted Vista's existing stock option plan. A total of 500,000 shares of the Company's common stock are reserved for issuance under this stock option plan. As of December 31, 2000, nonqualified stock options for a total of 220,000 shares of common stock had been granted under this stock option plan. The exercise price of these options equaled the fair market value of the Company's common stock on the date of grant, between $12.38 and $16.94 per share, and the options vest ratably over a period of three years and expire five years after the date of grant.

     Total outstanding options as of December 31, 2000 and December 31, 1999, respectively, were 2,342,363 and 2,141,263. Accordingly, 2,622,363 shares of common stock have been reserved for issuance upon exercise.

     The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                   Options Outstanding
                                  --------------------
                                     Options            Options             Remaining
                                  Outstanding at     Exercisable at        Contractual
 Exercise Price                     Year End           Year End            Life (Years)
-------------------------------------------------------------------------------------------
 $  7.84                           2,122,363           2,122,363               3.50
 $ 12.38                              70,000                  --               4.17
 $ 16.94                             150,000                  --               4.92
                                  ----------           ---------
 Total                             2,342,363           2,122,363
                                  ----------           ---------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            2000         1999
                                                          --------     --------
Expected option life - years                                   5.0          5.0
Risk-free interest rate                                        5.5%        5.94%
Dividend yield                                                   0%           0%
Volatility                                                    55.1%         n/a
Weighted-average fair value of options                    $   8.26     $   0.18

 SFAS No. 123 "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using Accounting Principles Board (APB) Opinion No. 25 and related interpretations. The Company has elected to continue using APB No. 25 for accounting for employee stock compensation plans. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of the Company stock on the date of grant. If compensation expense for the

Company's stock option plans had been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as shown in the pro forma amounts below (in thousands except per share amounts):

                                                  2000            1999
                                                 --------        -------
Net income                     As reported       $ 32,542        $ 9,109
                               Pro forma         $ 32,433        $ 8,865

Basic earnings per share       As reported       $   2.60        $  1.20
                               Pro forma         $   2.59        $  1.17

Diluted earnings per share     As reported       $   2.29        $  1.03
                               Pro forma         $   2.28        $  1.00

6. INCOME TAXES

     Significant components of the provision for income taxes for the period ended December 31, 2000 and 1999, are as follows (in thousands):

                                                               2000       1999
                                                              -------    -------
                                  Current ................    $ 7,128    $ 4,757
                                  Deferred ...............     11,984        158
                                                              -------    -------
                                                              $19,112    $ 4,915
                                                              =======    =======

     The difference between the provision for income taxes and income taxes computed using the statutory federal income tax rate are as follows ( in thousands):

                                                                                    2000      1999
                                                                                   -------   -------
                         Federal income tax provision at statutory rate (34%) ..   $17,562   $ 4,768
                         State taxes, net of federal benefit ...................     1,447       143
                         Nondeductible expenses and other ......................       103         4
                                                                                   -------   -------
                         Provision for income taxes ............................   $19,112   $ 4,915
                                                                                   =======   =======

     At December 31, the components of the net deferred tax liability are as follows (in thousands):

                                                                           2000        1999
                                                                         --------    --------
                                  Deferred tax assets:
                                   Net operating loss carryforwards ..   $ (4,302)   $     --
                                   Other .............................       (147)        (35)
                                  Deferred tax liabilities:
                                   Properties and equipment ..........     23,468         193
                                                                         --------    --------
                                                                         $ 19,019    $    158
                                                                         ========    ========

     On February 8, 2000, in connection with the merger with Vista, the Company acquired $15.5 million in net operating loss carryforwards. Due to IRS regulations, the net operating loss carryforwards are subject to a yearly limitation of $3.7 million. As of December 31, 2000, $3.6 million of the net operating loss carryforwards were utilized. The remaining net operating loss carryforwards expire between 2012 and 2020.

7. COMMITMENTS AND CONTINGENCIES

     The Company has obligations under noncancelable operating leases for certain office space expiring in various years through 2005. Rent expense incurred was approximately $526,000 and $101,000 in 2000 and 1999, respectively. Minimum annual rental commitments at December 31, 2000 are (in thousands):

                                    2001.............................        $   454
                                    2002.............................            451
                                    2003.............................            374
                                    2004.............................            374
                                    2005.............................            393
                                                                             -------
                                                                             $ 2,046
                                                                             =======

     The Company is involved in various litigation and other contingencies arising in the normal course of business primarily related to matters involving the properties purchased from Pioneer. Based on currently available information, management believes that any possible liability from these actions will not be material to the Company's financial position or results of operations.


8. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into commodity price hedge agreements to protect against price declines which may be associated with the volatility in oil and gas spot prices. The commodity price hedges were achieved through the purchase of over the counter costless collars and swaps by the Company. The Company's positions are with highly rated and prominent counterparties. Thus, management believes the credit risk associated with these positions is minimal, and no collateral is required by the Company or the counterparties. Set forth below is the contract amount and material terms of all gas hedging instruments held by the Company at December 31, 2000 (daily volumes are expressed in thousand cubic feet (Mcf) and all prices are expressed in daily NYMEX closing prices for natural gas at actual index prices.) The fair market value of the options were determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 5.38%, volatility of 55.1%, and floor and ceiling price and terms determined by contract. The fair value of the swaps was estimated based on discounted cash flows and the forward price curve for oil and natural gas.

                                                    PRICE
                              DAILY       -------------------------                   FAIR
   TRADE      TRANSACTION     VOLUME         PUT           CALL                       MARKET
   DATE          TYPE          (Bbl)        (FLOOR)      (CEILING)       TERM      VALUE (000'S)
-----------   -----------   -----------   -----------   -----------   -----------  -------------
     2/8/99          Swap         4,000   $     2.350   $     2.350   01/01-12/01   $    (5,538)
    6/14/99        Collar        10,000   $     2.300   $     2.570   07/99-06/01        (7,802)
    6/22/99        Collar         5,000   $     2.100   $     2.420   08/99-07/01        (4,175)
    6/22/99        Collar         5,000   $     2.150   $     2.430   08/99-07/01        (4,280)
    6/30/99        Collar         5,000   $     2.150   $     2.560   09/99-08/01        (4,407)
     7/1/99        Collar         5,000   $     2.150   $     2.640   09/99-08/01        (4,711)
    3/22/00        Collar        15,000   $     2.400   $     3.330   08/01-12/01        (5,391)
    6/21/00        Collar         5,000   $     3.000   $     4.750   01/01-12/01        (3,383)
    9/28/00        Collar        15,000   $     3.000   $     6.775   01/02-12/02        (1,760)
   10/26/00        Collar        10,000   $     3.000   $     5.750   01/02-12/02        (1,966)
   10/26/00        Collar        10,000   $     3.000   $     4.700   01/03-12/03        (2,293)
   11/21/00        Collar        10,000   $     4.000   $     6.350   01/01-12/01        (2,948)
    12/1/00        Collar         2,000   $     4.780   $     6.650   04/01-12/01           (23)
    12/1/00        Collar         2,000   $     4.360   $     6.110   04/01-12/01           (87)
    12/1/00        Collar         1,500   $     3.750   $     6.150   01/02-12/02           (50)
    12/1/00        Collar         1,500   $     3.360   $     5.260   01/02-12/02          (157)
                                                                                    -----------
                                                                                    $   (48,971)
                                                                                    ===========

     Set forth below is the contract amount and material terms of all oil hedging instruments held by the Company at December 31, 2000 (daily volumes are expressed in barrels (Bbls) and all prices are expressed in the daily NYMEX closing prices for crude oil).


                                                    PRICE
                               DAILY      -------------------------                    FAIR
   TRADE      TRANSACTION     VOLUME          PUT          CALL                       MARKET
   DATE          TYPE          (Bbl)        (FLOOR)      (CEILING)       TERM      VALUE (000'S)
-----------   -----------   -----------   -----------   -----------   -----------  -------------
    6/14/99          Swap         1,500   $    17.44    $    17.44    07/99-06/01   $    (2,296)
    6/18/99        Collar         1,000   $    17.00    $    19.00    07/99-06/01        (1,258)
     7/1/99        Collar           500   $    17.15    $    20.05    09/99-08/01          (710)
    3/22/00        Collar         1,500   $    19.00    $    24.35    08/01-12/01          (573)
    6/20/00        Collar         1,500   $    20.00    $    30.24    01/01-12/01          (174)
    12/1/00        Collar         1,000   $    22.00    $    26.00    04/01-12/01          (312)
    12/1/00        Collar         1,000   $    20.00    $    24.85    01/02-12/02          (725)
                                                                                    -----------
                                                                                    $    (6,048)
                                                                                    ===========

9. RELATED PARTY TRANSACTIONS

     Beginning July 1, 1999, the Company is committed to pay an advisory fee of $150,000 per year to a stockholder. The Company paid $150,000 and $75,000 in conjunction with this agreement in 2000 and 1999, respectively.

10. SIGNIFICANT CUSTOMERS

     One customer accounted for approximately 11% of net sales for the period ended December 31, 2000. In 1999, one customer accounted for approximately 19% of net sales. Virtually all of the Company's receivables are due from companies involved in the oil and gas business. To date credit losses have been insignificant.

11. SUBSEQUENT EVENT (UNAUDITED)

 On February 28, 2001, the Company closed on the purchase of $65 million of interests in oil and gas properties from Apache Corporation. The effective date of the purchase was January 1, 2001, and Prize assumed operations of the oil and gas properties on March 1, 2001. The Company financed the acquisition under its existing bank credit facility. On December 29, 2000, the Company paid a $6.5 million deposit in conjunction with the acquisition.

 The producing properties are primarily located in the Company's core operating areas of the Permian Basin of West Texas, Onshore Gulf Coast region of South Texas and Louisiana, and the Mid-Continent region of Western Oklahoma and the Texas Panhandle. As of December 31, 2000, the proved producing reserves attributable to the oil and gas properties acquired were approximately 9.0 million barrels of oil and 22.8 billion cubic feet of natural gas or 12.8 millions barrels of oil equivalent.

12. OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)

     Costs capitalized for oil and natural gas producing activities are as follows (in thousands):

Oil and Gas Properties                                                              2000         1999
                                                                                  ---------    ---------
 Proved .......................................................................   $ 349,971    $ 219,227
 Less accumulated depletion ...................................................     (33,469)      (8,644)
                                                                                  ---------    ---------
Net capitalized costs for oil and gas properties ..............................   $ 316,502    $ 210,583
                                                                                  =========    =========

     Costs Incurred for Oil and Gas Producing Activities are as follows (in thousands):

 Proved property acquisition costs ............................................   $  89,510    $ 249,572
 Development costs ............................................................      41,234        1,655
                                                                                  ---------    ---------
Total costs incurred ..........................................................   $ 130,744    $ 251,227
                                                                                  =========    =========

13. UNAUDITED SUPPLEMENTARY INFORMATION

     RESERVE QUANTITY INFORMATION

                                                              CRUDE OIL       NGL      NATURAL GAS
                                                               (MBbls)      (MBbls)      (MMcf)        MBOE
                                                              ---------    ---------    ---------    ---------
               Total Proved Reserves:
                Balance, January 15, 1999 .................          --           --           --           --
                 Purchases of minerals-in-place ...........      27,085       10,101      275,199       83,052
                 Production ...............................        (990)        (382)     (10,236)      (3,078)
                 Sales of minerals-in-place ...............        (489)          (9)     (22,986)      (4,329)
                                                              ---------    ---------    ---------    ---------
                Balance, December 31, 1999 ................      25,606        9,710      241,977       75,645

                 Revisions of previous estimates ..........       3,211       (1,474)      41,420        8,641
                 Purchase of minerals-in-place ............      15,329          216       38,705       21,996
                 Production ...............................      (2,858)        (702)     (23,672)      (7,505)
                                                              ---------    ---------    ---------    ---------
                Balance, December 31, 2000 ................      41,288        7,750      298,430       98,777
                                                              =========    =========    =========    =========

               Proved Developed Reserves, December 31, 1999
                 1999 .....................................      21,042        7,538      188,488       59,994
                 2000 .....................................      30,400        5,983      223,977       73,713

     Estimated quantities of proved net reserves include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the effective date of the acquisition, under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion. All of Prize's proved reserves are located in the United States.

     Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of the available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as additional information becomes available in the future.

     The following is a summary of the standardized measure of discounted future net cash flows related to the Company's proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using oil and gas prices as of December 31, 2000 and 1999. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic life of the properties, and costs were not escalated for the future. The information presented below should not be viewed as an estimate of the fair value of the properties, nor should it be considered indicative of any future trends.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (IN THOUSANDS):

                                                                        DECEMBER 31,
                                                               --------------------------
                                                                  2000           1999
Standardized Measure of Discounted Future Net Cash Flows:

 Future cash inflows .......................................   $ 4,002,437    $ 1,276,946
 Future production costs ...................................      (902,008)      (442,478)
 Future development costs ..................................      (124,384)       (52,732)
 Future income tax expense .................................      (952,242)      (191,253)
                                                               -----------    -----------
                                                                 2,023,803        590,483
 10% annual discount factor ................................      (902,458)      (267,059)
                                                               -----------    -----------
 Standardized measure of discounted future net cash flows...   $ 1,121,345    $   323,424
                                                               ===========    ===========

                                                                 YEAR ENDED DECEMBER 31,
                                                               --------------------------
                                                                   2000           1999
Changes in Standardized Measure:

 Oil and gas sales, net of production costs .............      $  (103,117)   $   (31,371)
 Net changes in prices and production costs .............          787,089             --
 Sales of minerals-in-place .............................               --        (32,000)
 Purchases of minerals-in-place .........................          322,552        492,951
 Development costs incurred .............................           41,234             --
 Revisions of estimated future development costs ........         (103,698)            --
 Revisions of previous quantity estimates and reserves
   added by developmental drilling ......................          151,665             --
 Accretion of discount ..................................           42,753             --
 Changes in production rates, timing and other ..........           89,752             --
                                                               -----------    -----------
 Changes in present value of future net revenues ........        1,228,230        429,580
 Net change in present value of future income taxes .....         (430,309)      (106,156)
                                                               -----------    -----------
                                                                   797,921        323,424
 Balance, beginning of year .............................          323,424             --
                                                               -----------    -----------
 Balance, end of year ...................................      $ 1,121,345    $   323,424
                                                               ===========    ===========

     The prices of oil and gas at December 31, 2000 used in the calculation of the standardized measure were $26.80 per barrel for oil and $9.78 per MMBTU for gas, respectively. The prices of oil and gas at December 31, 1999 used in the calculation of the standardized measure were $25.60 per barrel for oil and $2.30 per MMBTU for gas, respectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

 The following are summarized quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                               Quarter
                                                 -------------------------------------
                                                  1st        2nd       3rd       4th
                                                 -------   -------   -------   -------
2000
----
 Oil and gas sales                               $28,988   $37,330   $40,962   $42,209
 Production and operating expenses               $10,362   $11,794   $12,248   $11,968
 Net Income                                      $ 5,151   $ 7,591   $ 9,414   $10,386
 Net income per common share
   Basic                                         $  0.49   $  0.57   $  0.71   $  0.83
   Diluted                                       $  0.35   $  0.54   $  0.66   $  0.74
 Weighted-average common shares outstanding        9,627    13,269    13,314    13,107

1999
----
 Oil and gas sales                               $    --   $    --   $22,693   $25,285
 Production and operating expenses               $    --   $    --   $ 6,018   $10,589
 Net Income                                      $    26   $    83   $ 5,555   $ 3,445
 Net income per common share
   Basic                                         $    --   $  0.01   $  0.62   $  0.56
   Diluted                                       $    --   $  0.01   $  0.46   $  0.55
 Weighted-average common shares outstanding        5,239     6,100     8,291     8,291

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Prize Energy Corp.

     We have audited the accompanying statement of revenues and direct operating expenses for the producing properties acquired by Prize Energy Corp. from Pioneer Natural Resources USA, Inc. (Acquired Properties) for the year ended December 31, 1998. The statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the statement based on our audit.

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

     The accompanying statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and is not intended to be a complete presentation of the revenues and expenses of the Acquired Properties.

     In our opinion, the statement referred to above presents fairly, in all material respects, the operating revenues and direct operating expenses of the Acquired Properties for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                  ERNST & YOUNG LLP

Fort Worth, Texas
September 3, 1999

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

               STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1998
                                                                     -----------
Revenues:
 Crude sales .....................................................   $30,576,824
 Natural gas sales ...............................................    48,485,086
 Natural gas liquids sales .......................................     5,493,151
                                                                     -----------
                                                                      84,555,061
Direct operating expenses:
 Lease operating expenses ........................................    18,318,306
 Oil and gas production taxes ....................................     8,685,884
                                                                     -----------
                                                                      27,004,190
                                                                     -----------
Revenues in excess of direct operating expenses ..................   $57,550,871
                                                                     ===========


                             See accompanying notes.

               PRODUCING PROPERTIES ACQUIRED BY PRIZE ENERGY CORP.
                    FROM PIONEER NATURAL RESOURCES USA, INC.

          NOTES TO STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES

1. BASIS OF PRESENTATION

     Pursuant to the terms of a Purchase and Sale Agreement dated May 16, 1999 and effective as of July 1, 1999, Prize Energy Corp. (the Company) completed the acquisition of interests in certain oil and gas producing properties (Acquired Properties), primarily located in Texas, Louisiana, and Oklahoma from Pioneer Natural Resources USA, Inc. (Pioneer), for $215 million in cash and the issuance of $30 million of 6% convertible preferred stock.

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

2. SUBSEQUENT EVENT

     Effective July 1, 1999, the Company sold certain mineral interests included in the properties purchased from Pioneer to Blackstone Minerals Co., LP for $32 million. The revenues and direct operating expenses associated with these properties included in the Statements of Revenues and Direct Operating Expenses were as follows:

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                                   1998
                                                                               --------------
                  Revenues......................................               $    5,136,967
                  Direct operating expenses.....................                      793,131
                                                                               --------------
                  Revenues in excess of direct operating
                   expenses.....................................               $    4,343,836
                                                                               ==============

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

     The following table presents the proved oil and gas reserves of the Acquired Properties and a rollforward of the changes in proved reserves for 1998. Because reserve data prior to December 31, 1998 is not available, this table assumes that the only change in reserve quantities was due to production.

                     ESTIMATED QUANTITIES OF PROVED RESERVES

                                                         1998
                                         ---------------------------------------
                                          OIL & NGLs       GAS
                                            (Bbl)         (Mcf)          BOE
                                         -----------   -----------   -----------
Proved reserves ......................    26,051,394   224,026,656    63,389,170
Proved developed reserves ............    23,136,377   193,193,545    55,335,301
Proved undeveloped reserves ..........     2,915,017    30,833,111     8,053,869

                                          OIL & NGLs       GAS
                                            (Bbl)         (Mcf)          BOE
                                         -----------   -----------   -----------
Balance, January 1, 1998 .............    29,185,695   248,955,853    70,678,337
Production ...........................     3,134,301    24,929,197     7,289,167
                                         -----------   -----------   -----------
Balance, December 31, 1998 ...........    26,051,394   224,026,656    63,389,170
                                         ===========   ===========   ===========

     The following table is a summary of the standardized measure of discounted future net cash flows related to the proved oil and gas reserves of the Acquired Properties and a rollforward of the standardized measure for 1998. Similar to the preceding table on reserve quantities, because reserve data prior to December 31, 1998 is not available, the table assumes that the only change in reserve quantities was due to production. For these calculations, estimated future cash flows from the future production of proved reserves were computed using oil and gas prices as of the end of the year. Future development and production costs attributable to proved reserves were estimated assuming that conditions existing in 1998 would continue over the economic life of the properties, and costs were not escalated for the future. The Acquired Properties are not a separate tax paying entity. Accordingly, the standardized measure of discounted future net cash flows from proved reserves is presented before deduction of federal income taxes. The information presented below should not be viewed as an estimate of the fair value of the acquired interests, nor should it be considered indicative of any future trends.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                              DECEMBER 31,
                                                                                  1998
                                                                          ------------------
Future cash inflows.................................................      $      621,543,244
Future production and development costs.............................            (267,522,684)
Discounts of future net cash flows at 10% per annum.................            (154,852,977)
                                                                          ------------------
Standardized measure of discounted future net cash flows............      $      199,167,583
                                                                          ==================
Standardized measure of discounted future net
 cash flows, beginning of year......................................      $      345,964,430
Oil and gas sales net of production costs...........................             (57,550,871)
Development costs, accretion of discount, etc.......................             (89,245,976)
                                                                          ------------------
Standardized measure of discounted future net
 cash flows, end of year............................................      $      199,167,583
                                                                          ==================

     The weighted-average prices of oil and gas at December 31, 1998 used in the calculation of the Standardized Measure were $9.63 per barrel for oil, $6.52 per barrel for NGL's, and $1.76 per MCF for gas.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item 10 with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K. Additional information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 29, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)(1) Financial Statements:

     The financial statements of Prize and its subsidiaries and related report of independent public accountants are listed in Item 8 of this Form 10-K.

(2) Financial Statement Schedules:

     All schedules are omitted as inapplicable or because the required information is contained in the financial statements of Prize or included in the respective notes thereto.

(3) Exhibits:

     The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
       2.1   --  Agreement and Plan of Merger, dated as of October 8, 1999, among Vista Energy Resources, Inc. (now named Prize Energy
                 Corp.), PEC Acquisition Corp. and Prize Energy Corp. (now named
                 Prize Natural Resources, Inc.) (filed as Annex A to the Proxy
                 Statement/Prospectus included in the Company's Registration
                 Statement on Form S-4, Registration No. 333-93561, as amended
                 (the "Registration Statement").

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
       2.2   --  First Amendment to Agreement and Plan of Merger, dated as of
                 January 5, 2000, among Vista Energy Resources, Inc. (now named
                 Prize Energy Corp.), PEC Acquisition Corp. and Prize Energy
                 Corp. (now named Prize Natural Resources, Inc.) (filed as
                 Exhibit 2.2 to the Registration Statement).

       3.1   --  Amended and Restated Certificate of Incorporation of the
                 Company (filed as Exhibit 3.1 to the Company's report on Form
                 8-K dated February 8, 2000).

       3.2   --  Amended and Restated Bylaws of the Company (filed as Exhibit
                 3.2 to the Company's report on Form 8-K dated February 8,
                 2000).

       4.1   --  Amended and Restated Registration Rights Agreement, dated as of
                 February 8, 2000, among the Company, Prize Natural Resources,
                 Inc. (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as Exhibit 4.1 to the Company's report on Form 8-K dated February 8, 2000).

       4.2   --  Certificate of Designation, Voting Powers and Rights of Series
                 A 6% Convertible Preferred Stock of the Company (filed as
                 Exhibit 4.2 to the Company's report on Form 8-K dated February
                 8, 2000).

       4.3 -- Specimen Stock Certificate for the Common Stock, par value $.01 per share, of the Company (filed as exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No.
                 333-44346, as amended (the "S-1 Registration Statement")).

       4.4 -- Registration Rights Agreement, dated as of October 28, 1998, by and among Vista Energy Resources, Inc. (now named Prize Energy
                 Corp.) and certain security holders of Midland Resources, Inc.
                 (filed as an exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-58495, as amended ( the "1998
                 Registration Statement")).

       4.5   --  Warrant Agreement dated as of October 28, 1998, among Vista
                 Energy Resources, Inc. (now named Prize Energy Corp.) and
                 American Stock Transfer & Trust Company (filed as an exhibit to the 1998 Registration Statement).

       4.6   --  Warrant Agreement dated as of November 1, 1990, among Midland
                 Resources, Inc. and Stock Transfer Company of America, Inc.
                 (filed as Exhibit 4.6 to the 1998 Registration Statement).

      10.1   --  Amended and Restated Credit Agreement, dated as of February 8,
                 2000, among Prize Energy Resources, L.P., Vista Resources
                 Partners, L.P. and Midland Resources, Inc., as borrowers, the
                 Company, as guarantor, certain financial institutions, BankBoston, N.A., as administrative agent, First Union National
                 Bank, as syndication agent, CIBC Inc., as documentation agent, and Bank One, Texas, N.A., as lead manager (filed as Exhibit
                 10.1 to the Company's report on Form 8-K dated February 8,
                 2000).

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
      10.2   --  Voting and Shareholders Agreement, dated as of February 8,
                 2000, among the Company, Prize Natural Resources, Inc.
                 (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as Exhibit 10.2 to the Company's report on Form 8-K dated February 8, 2000).

      10.3   --  Assignment and Assumption Agreement, dated as of February 8,
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

      10.4*  --  Amended and Restated Option Plan of the Company (filed as
                 Exhibit 10.4 to the Company's report on Form 8-K dated February
                 8, 2000).

      10.5   --  Advisory Services Agreement between Vista Energy Resources,
                 Inc. (now named Prize Energy Corp.), Natural Gas Partners II,
                 L.P. and Natural Gas Partners III, L.P. (filed as Exhibit 10.4 to the 1998 Registration Statement).

      10.6*  --  Vista Energy Resources, Inc.( now Prize Energy Corp.) 1998 Key
                 Employee Stock Option Plan (filed as an exhibit to the 1998
                 Registration Statement).

      10.7*  --  Consulting and Termination Agreement, dated as of October 8,
                 1999, by and among Prize Energy Corp. (now named Prize Natural
                 Resources, Inc.), Vista Energy Resources, Inc. (now named Prize
                 Energy Corp.) and C. Randall Hill (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September
                 30, 1999).

      10.8*  --  Consulting and Termination Agreement, dated as of October 8,
                 1999, by and among Prize Energy Corp. (now named Prize Natural
                 Resources, Inc.), Vista Energy Resources, Inc. (now named Prize
                 Energy Corp.) and Steven D. Gray (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September
                 30, 1999).

      10.9*  --  Consulting and Termination Agreement, dated as of October 8,
                 1999, by and among Prize Energy Corp. (now named Prize Natural
                 Resources, Inc.), Vista Energy Resources, Inc. (now named Prize
                 Energy Corp.) and R. Cory Richards (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September
                 30, 1999).

      10.10* --  Form of Indemnification Agreement by and between Vista Energy
                 Resources, Inc. (now named Prize Energy Corp.) and each of its directors and executive officers (filed as an exhibit to the 1998 Registration Statement).

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
      10.11* --  Vista Energy Resources, Inc. (now Prize Energy Corp.) Severance
                 Benefit Plan, effective October 8, 1999 (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended
                 September 30, 1999).

      10.12* --  Amendment No. 1 to Prize Energy Corp. 1998 Key Employee Stock
                 Option Plan (filed as Exhibit A to the Company's Proxy
                 Statement for Annual Meeting of Stockholders dated April 28,
                 2000).

      10.13  --  First Amendment to the Amended and Restated Credit Agreement,
                 dated as of June 30, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to
                 BankBoston, N.A., as administrative agent, and certain financial institutions (filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2000).

      10.14  --  Second Amendment to Amended and Restated Credit Agreement,
                 dated as of October 1, 2000, among Prize Energy Resources,
                 L.P., the Company, Fleet National Bank, Successor-in-interest to Bank Boston, N.A., as administrative agent, and certain financial institutions (filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2000).

      10.15  --  Third Amendment to Amended and Restated Credit Agreement, dated as of Novemeber 1, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, Successor-in-interest to Bank
                 Boston, N.A., as administrative agent, and certain financial institutions (filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 2000).

      10.16  --  Advisory Services and Indemnification Agreement, dated January
                 25, 1999, between the Company and Natural Gas Partners V, L.P.
                 and Amendment thereto dated June 28, 1999 (filed as Exhibit
                 10.6 to the S-1 Registration Statement).

      10.17  --  Purchase and Sale Agreement, dated May 16, 1999, by and between
                 Pioneer Natural Resources, USA, Inc. and Pioneer Resources
                 Producing, L.P. as Seller and Prize Energy Corp. (filed as
                 Exhibit 10.1 to Pioneer Natural Resources Company's report on
                 Form 8-K dated June 29, 1999).

      10.18  --  Stock Purchase Agreement, dated March 28, 2000, by and between the Company and Pioneer Natural Resources, USA, Inc. (filed as
                 Exhibit 10.2 to Pioneer's Amendment Number 1 to Schedule 13D dated March 31, 2000).

      21     --  Subsidiaries of the Company.

      23.1   --  Consent of Ernst & Young LLP.

      23.2   --  Consent of Netherland, Sewell & Associates, Inc.

----------

* Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: April 2, 2001                    PRIZE ENERGY CORP.


                                            By:        /s/ LON C. KILE
                                               ---------------------------------
                                                           Lon C. Kile
                                                          President and
                                                     Chief Operating Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf, of the Company and in the capacities and on the dates indicated.

      /s/ PHILIP B. SMITH               Director, Chairman of the Board,      April 2, 2001
-----------------------------------      Chief Executive Officer,
        Philip B. Smith                  Treasurer (Principal Executive
                                         Officer)

        /s/ LON C. KILE                 Director, President and Chief         April 2, 2001
-----------------------------------      Operating Officer (Principal
          Lon C. Kile                    Financial Officer and Principal
                                         Accounting Officer)

      /s/ DAVID R. ALBIN                Director                              April 2, 2001
-----------------------------------
        David R. Albin

     /s/ KENNETH A. HERSH               Director                              April 2, 2001
-----------------------------------
       Kenneth A. Hersh

      /s/ THERESA KILGORE               Director                              April 2, 2001
-----------------------------------
        Theresa Kilgore

     /s/ JAMES R. LATIMER               Director                              April 2, 2001
-----------------------------------
       James R. Latimer

                                  EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
       2.1   --  Agreement and Plan of Merger, dated as of October 8, 1999, among Vista Energy Resources, Inc. (now named Prize Energy
                 Corp.), PEC Acquisition Corp. and Prize Energy Corp. (now named
                 Prize Natural Resources, Inc.) (filed as Annex A to the Proxy
                 Statement/Prospectus included in the Company's Registration
                 Statement on Form S-4, Registration No. 333-93561, as amended
                 (the "Registration Statement").

       2.2   --  First Amendment to Agreement and Plan of Merger, dated as of
                 January 5, 2000, among Vista Energy Resources, Inc. (now named
                 Prize Energy Corp.), PEC Acquisition Corp. and Prize Energy
                 Corp. (now named Prize Natural Resources, Inc.) (filed as
                 Exhibit 2.2 to the Registration Statement).

       3.1   --  Amended and Restated Certificate of Incorporation of the
                 Company (filed as Exhibit 3.1 to the Company's report on Form
                 8-K dated February 8, 2000).

       3.2   --  Amended and Restated Bylaws of the Company (filed as Exhibit
                 3.2 to the Company's report on Form 8-K dated February 8,
                 2000).

       4.1   --  Amended and Restated Registration Rights Agreement, dated as of
                 February 8, 2000, among the Company, Prize Natural Resources,
                 Inc. (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as Exhibit 4.1 to the Company's report on Form 8-K dated February 8, 2000).

       4.2   --  Certificate of Designation, Voting Powers and Rights of Series
                 A 6% Convertible Preferred Stock of the Company (filed as
                 Exhibit 4.2 to the Company's report on Form 8-K dated February
                 8, 2000).

       4.3 -- Specimen Stock Certificate for the Common Stock, par value $.01 per share, of the Company (filed as exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No.
                 333-44346, as amended (the "S-1 Registration Statement")).

       4.4 -- Registration Rights Agreement, dated as of October 28, 1998, by and among Vista Energy Resources, Inc. (now named Prize Energy
                 Corp.) and certain security holders of Midland Resources, Inc.
                 (filed as an exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-58495, as amended ( the "1998
                 Registration Statement")).

       4.5   --  Warrant Agreement dated as of October 28, 1998, among Vista
                 Energy Resources, Inc. (now named Prize Energy Corp.) and
                 American Stock Transfer & Trust Company (filed as an exhibit to the 1998 Registration Statement).

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
       4.6   --  Warrant Agreement dated as of November 1, 1990, among Midland
                 Resources, Inc. and Stock Transfer Company of America, Inc.
                 (filed as Exhibit 4.6 to the 1998 Registration Statement).

      10.1   --  Amended and Restated Credit Agreement, dated as of February 8,
                 2000, among Prize Energy Resources, L.P., Vista Resources
                 Partners, L.P. and Midland Resources, Inc., as borrowers, the
                 Company, as guarantor, certain financial institutions, BankBoston, N.A., as administrative agent, First Union National
                 Bank, as syndication agent, CIBC Inc., as documentation agent, and Bank One, Texas, N.A., as lead manager (filed as Exhibit
                 10.1 to the Company's report on Form 8-K dated February 8,
                 2000).

      10.2   --  Voting and Shareholders Agreement, dated as of February 8,
                 2000, among the Company, Prize Natural Resources, Inc.
                 (formerly known as Prize Energy Corp.) and certain stockholders of the Company (filed as Exhibit 10.2 to the Company's report on Form 8-K dated February 8, 2000).

      10.3   --  Assignment and Assumption Agreement, dated as of February 8,
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

      10.4*  --  Amended and Restated Option Plan of the Company (filed as
                 Exhibit 10.4 to the Company's report on Form 8-K dated February
                 8, 2000).

      10.5   --  Advisory Services Agreement between Vista Energy Resources,
                 Inc. (now named Prize Energy Corp.), Natural Gas Partners II,
                 L.P. and Natural Gas Partners III, L.P. (filed as Exhibit 10.4 to the 1998 Registration Statement).

      10.6*  --  Vista Energy Resources, Inc.( now Prize Energy Corp.) 1998 Key
                 Employee Stock Option Plan (filed as an exhibit to the 1998
                 Registration Statement).

      10.7*  --  Consulting and Termination Agreement, dated as of October 8,
                 1999, by and among Prize Energy Corp. (now named Prize Natural
                 Resources, Inc.), Vista Energy Resources, Inc. (now named Prize
                 Energy Corp.) and C. Randall Hill (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September
                 30, 1999).

      10.8*  --  Consulting and Termination Agreement, dated as of October 8,
                 1999, by and among Prize Energy Corp. (now named Prize Natural
                 Resources, Inc.), Vista Energy Resources, Inc. (now named Prize
                 Energy Corp.) and Steven D. Gray (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended September
                 30, 1999).

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
      10.9*  --  Consulting and Termination Agreement, dated as of October 8,
                 1999, by and among Prize Energy Corp. (now named Prize Natural
                 Resources, Inc.), Vista Energy Resources, Inc. (now named Prize
                 Energy Corp.) and R. Cory Richards (filed as an exhibit to the
                 Company's report on Form 10-Q for the quarter ended September
                 30, 1999).

      10.10* --  Form of Indemnification Agreement by and between Vista Energy
                 Resources, Inc. (now named Prize Energy Corp.) and each of its directors and executive officers (filed as an exhibit to the 1998 Registration Statement).

      10.11* --  Vista Energy Resources, Inc. (now Prize Energy Corp.) Severance
                 Benefit Plan, effective October 8, 1999 (filed as an exhibit to the Company's report on Form 10-Q for the quarter ended
                 September 30, 1999).

      10.12* --  Amendment No. 1 to Prize Energy Corp. 1998 Key Employee Stock
                 Option Plan (filed as Exhibit A to the Company's Proxy
                 Statement for Annual Meeting of Stockholders dated April 28,
                 2000).

      10.13  --  First Amendment to the Amended and Restated Credit Agreement,
                 dated as of June 30, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to
                 BankBoston, N.A., as administrative agent, and certain financial institutions (filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2000).

      10.14  --  Second Amendment to Amended and Restated Credit Agreement,
                 dated as of October 1, 2000, among Prize Energy Resources,
                 L.P., the Company, Fleet National Bank, Successor-in-interest to Bank Boston, N.A., as administrative agent, and certain financial institutions (filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2000).

      10.15  --  Third Amendment to Amended and Restated Credit Agreement, dated as of Novemeber 1, 2000, among Prize Energy Resources, L.P., the Company, Fleet National Bank, Successor-in-interest to Bank
                 Boston, N.A., as administrative agent, and certain financial institutions (filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 2000).

      10.16  --  Advisory Services and Indemnification Agreement, dated January
                 25, 1999, between the Company and Natural Gas Partners V, L.P.
                 and Amendment thereto dated June 28, 1999 (filed as Exhibit
                 10.6 to the S-1 Registration Statement).

      10.17  --  Purchase and Sale Agreement, dated May 16, 1999, by and between
                 Pioneer Natural Resources, USA, Inc. and Pioneer Resources
                 Producing, L.P. as Seller and Prize Energy Corp. (filed as
                 Exhibit 10.1 to Pioneer Natural Resources Company's report on
                 Form 8-K dated June 29, 1999).

      10.18  --  Stock Purchase Agreement, dated March 28, 2000, by and between the Company and Pioneer Natural Resources, USA, Inc. (filed as
                 Exhibit 10.2 to Pioneer's Amendment Number 1 to Schedule 13D dated March 31, 2000).

      EXHIBIT
      NUMBER                DESCRIPTION
      -------               -----------
      21     --  Subsidiaries of the Company.

      23.1   --  Consent of Ernst & Young LLP.

      23.2   --  Consent of Netherland, Sewell & Associates, Inc.