Form 10-Q
period 2001-03-31
PRIZE ENERGY CORP
filed 2001-05-15
CIK 1063564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                                ------    ------

Commission file number   001-14575
                       ----------------

                               PRIZE ENERGY CORP.
                               ------------------
               (Exact name of registrant as specified in charter)

             Delaware                                          75-2766114
-------------------------------------                    -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

3500 William D. Tate,  Suite 200           Grapevine, TX            76051
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (817) 424-0400
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                     Outstanding at May 04, 2001
-----------------------------                        ---------------------------
Common Stock, $.01 Par Value                                 12,880,005

                               PRIZE ENERGY CORP.

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements............................................         3

      Consolidated Balance Sheets at March 31, 2001 (Unaudited)
      and December 31, 2000..............................................................         4

      Consolidated Statements of Operations (Unaudited),
      For the Three Months Ended March 31, 2001 and 2000.................................         5

      Consolidated Statements of Stockholders' Equity, For the
      Three Months Ended March 31, 2001 (Unaudited) and Year
      Ended December 31, 2000............................................................         6

      Consolidated Statements of Cash Flows (Unaudited), For
      the Three Months Ended March 31, 2001 and 2000.....................................         7

      Notes to Consolidated Financial Statements.........................................         8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................        13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................        18

Part II.  Other Information..............................................................        19



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

                               PRIZE ENERGY CORP.



                          PART I. FINANCIAL INFORMATION



                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS,
                             MARCH 31, 2001 AND 2000

                               PRIZE ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2001            2000
                                                                             ------------    ------------
                                                                             (Unaudited)
 ASSETS
      Current assets:
         Cash  and cash equivalents                                          $     14,364    $        820
         Accounts receivable - oil & gas                                           44,687          29,710
         Accounts receivable - trade, net of allowance for doubtful
            accounts of $251                                                        5,695           4,942
         Assets held for sale                                                      12,190              --
         Other                                                                      3,169           8,231
                                                                             ------------    ------------
      Total  current assets                                                        80,105          43,703
                                                                             ------------    ------------

      Properties and equipment at cost:
         Oil and gas properties                                                   419,509         349,971
         Other                                                                      3,365           2,978
                                                                             ------------    ------------
                                                                                  422,874         352,949
         Less accumulated depreciation and depletion                              (42,164)        (34,186)
                                                                             ------------    ------------
      Total properties and equipment at cost, net                                 380,710         318,763
                                                                             ------------    ------------
      Deposit on acquisition                                                           --           6,500
      Other assets, net                                                             3,286           2,698
                                                                             ------------    ------------
 TOTAL ASSETS                                                                $    464,101    $    371,664
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                                                     $     18,019    $     15,650
        Accrued interest                                                            3,085           2,583
        Fair value of hedge liability                                              22,829             389
        Other accrued liabilities                                                  11,674           8,136
                                                                             ------------    ------------
       Total current liabilities                                                   55,607          26,758
                                                                             ------------    ------------
       Fair value of hedge liability - long term                                    4,760              --
       Long-term debt                                                             281,319         214,319
       Deferred income taxes                                                       25,164          19,019

       Stockholders' equity:
        Common stock, $.01 par value:
               authorized shares - 50,000,000
               issued and outstanding - 14,614,587                                    146             146
        Paid-in capital                                                            96,392          96,413
        Retained earnings                                                          58,099          40,285
        Accumulated other comprehensive income                                    (32,292)             --
        Treasury stock - 1,734,582 and 1,747,182 shares, respectively             (25,094)        (25,276)
                                                                             ------------    ------------
       Total stockholders' equity                                                  97,251         111,568
                                                                             ------------    ------------
 TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                 $    464,101    $    371,664
                                                                             ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                  MARCH 31,
                                                                  ---------
                                                            2001            2000
                                                        ------------    ------------
 OIL AND GAS SALES                                      $     54,199    $     28,988
 COSTS AND EXPENSES

       Lease operations                                        9,309           7,602
       Production taxes                                        5,832           2,759
       Depletion, depreciation, and amortization               7,978           5,473
       General and administrative                              3,052           1,647
                                                        ------------    ------------
               Total costs and expenses                       26,171          17,481
                                                        ------------    ------------
 OPERATING INCOME                                             28,028          11,507

 OTHER:

       Interest expense                                        4,994           3,451
       Change in derivative fair value                        (5,092)             --
       Other income                                             (150)           (120)
                                                        ------------    ------------
              Total other  expense (income)                     (248)          3,331
                                                        ------------    ------------
INCOME BEFORE INCOME TAXES                                    28,276           8,176

PROVISION FOR INCOME TAXES                                   (10,462)         (3,025)
                                                        ------------    ------------
NET INCOME                                                    17,814           5,151

PREFERRED DIVIDEND                                                --            (458)
                                                        ------------    ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS                 $     17,814    $      4,693
                                                        ============    ============

NET INCOME PER COMMON SHARE:
       Basic                                            $       1.38    $       0.49
       Diluted                                          $       1.30    $       0.35

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

       Basic                                              12,877,542       9,627,410
       Diluted                                            13,741,834      14,594,508


              The accompanying notes are an integral part of these
                        consolidated financial statements

                               PRIZE ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)


                                           CONVERTIBLE VOTING
                                            PREFERRED STOCK             COMMON STOCK       ADDITIONAL                    OTHER
                                        ------------------------    --------------------     PAID-IN     RETAINED    COMPREHENSIVE
                                          SHARES        AMOUNT         SHARES     AMOUNT     CAPITAL     EARNINGS       INCOME
                                        -----------    ---------    -----------   ------   ----------    --------    -------------
 Balance as of January 1, 2000            3,958,879    $  30,907      8,291,301   $   83   $   49,260    $  8,202    $          --
 Issuance of stock in acquisition                --           --      2,339,089       23       15,788          --               --
 Preferred stock dividend                    25,318          198             --       --           --        (459)              --
 Preferred conversion                    (3,984,197)     (31,105)     3,984,197       40       31,065          --               --
 Purchase of treasury shares                     --           --             --       --           --          --               --
 Warrant Exercises                               --           --             --       --          330          --               --
 Option Exercises                                --           --             --       --          (30)         --               --
 Net income                                      --           --             --       --           --      32,542               --
                                        -----------    ---------    -----------   ------   ----------    --------    -------------

 Balance as of December 31, 2000                 --    $      --     14,614,587   $  146   $   96,413    $ 40,285    $          --
 (UNAUDITED)
 Cumulative effect of change in
     accounting                                  --           --             --       --           --          --          (55,409)
 Hedge fair value adjustment                     --           --             --       --           --          --           23,117
 Option Exercises                                --           --             --       --          (21)         --               --
 Net income                                      --           --             --       --           --      17,814               --
                                        -----------    ---------    -----------   ------   ----------    --------    -------------

 Balance as of March 31, 2001                    --    $      --     14,614,587   $  146   $   96,392    $ 58,099    $     (32,292)
                                        ===========    =========    ===========   ======   ==========    ========    =============

                                             TREASURY STOCK
                                        ------------------------
                                          SHARES        AMOUNT        TOTAL
                                        -----------    ---------    ---------
 Balance as of January 1, 2000                   --    $      --    $  88,452
 Issuance of stock in acquisition              (900)         (22)      15,789
 Preferred stock dividend                        --           --         (261)
 Preferred conversion                            --           --           --
 Purchase of treasury shares             (1,810,182)     (26,138)     (26,138)
 Warrant Exercises                           45,000          615          945
 Option Exercises                            18,900          269          239
 Net income                                      --           --       32,542
                                        -----------    ---------    ---------

 Balance as of December 31, 2000         (1,747,182)   $ (25,276)   $ 111,568
 (UNAUDITED)
 Cumulative effect of change in
     accounting                                  --           --      (55,409)
 Hedge fair value adjustment                     --           --       23,117
 Option Exercises                            12,600          182          161
 Net income                                      --           --       17,814
                                        -----------    ---------    ---------

 Balance as of March 31, 2001            (1,734,582)   $ (25,094)   $  97,251
                                        ===========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                             THREE MONTHS ENDED
                                                             ------------------
                                                                 MARCH 31,
                                                                 --------
                                                            2001          2000
                                                         ----------    ----------
OPERATING ACTIVITIES
 Net Income                                              $   17,814    $    5,151

 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                    7,978         5,473
  Amortization of loan origination fees                         122           102
  Change in derivative fair value                            (5,092)           --
  Deferred income tax                                         6,145            --
                                                         ----------    ----------
                                                             26,967        10,726
  Changes in operating assets and liabilities:
  Accounts receivable                                       (15,730)        2,198
  Other assets                                                4,352           210
  Accounts payable and accrued liabilities                    6,472        (6,881)
                                                         ----------    ----------
CASH PROVIDED BY OPERATING ACTIVITIES                        22,061         6,253

INVESTING ACTIVITIES
 Additions to oil and gas properties                        (75,228)       (9,147)
 Additions to other properties and equipment                   (387)         (383)
                                                         ----------    ----------
CASH USED BY INVESTING ACTIVITIES                           (75,615)       (9,530)

FINANCING ACTIVITIES
 Proceeds from issuance of common stock                          98            --
 Purchase of treasury stock                                      --       (18,375)
 Borrowings under credit facilities                          68,000        28,750
 Repayment of credit facilities                              (1,000)           --
 Payment of preferred dividend                                   --          (261)
                                                         ----------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES                        67,098        10,114

Increase in Cash and Cash Equivalents                        13,544         6,837
Cash and Cash Equivalents, Beginning of Period                  820         3,353
                                                         ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   14,364    $   10,190
                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes            $       --    $    5,490
 Cash paid during the period for interest                $    4,492    $    2,029

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Dividend in kind                                        $       --    $      198


              The accompanying notes are an integral part of these
                        consolidated financial statements

                               PRIZE ENERGY CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and notes of Prize Energy Corp. ("Prize" or, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in Prize's 2000 annual report on Form 10-K.

In the opinion of Prize's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Prize and its subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the three month periods ended March 31, 2001 and 2000.

BUSINESS AND ORGANIZATION

Prize was formed on January 15, 1999 (inception) and is a Delaware corporation engaged in the development and production of proved oil and gas properties. The Company's corporate headquarters are located in Grapevine, Texas with oil and gas producing properties primarily located in Texas, Louisiana, and Oklahoma.

On February 8, 2000, the Company merged with Vista Energy Resources, Inc. (Vista), an independent oil and gas development and production company. Though the Company's stockholders exchanged their shares for new shares of Vista, the stockholders of the Company acquired an 84% controlling interest in the merged company. Accordingly, the transaction was accounted for as a purchase of Vista by the Company in accordance with the provisions of APB 16. The merged company's stock is listed on the American Stock Exchange under the ticker symbol "PRZ."

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

2. HEDGING

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of Statement No. 133 resulted in a cumulative effect of an accounting change being recognized as a charge to accumulated other comprehensive income, a component of stockholders' equity, of $55.4 million.

Under Statement No. 133, the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Substantially all of the Company's hedges are cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

The Company's cumulative effect of adoption included a charge of $11.5 million for certain options which previously qualified for hedge treatment but will not qualify as hedges under Statement No. 133. Accordingly, this amount was charged to accumulated other comprehensive income and will be reversed as these options expire. $6.0 million was reversed from accumulated other comprehensive income during the first quarter of 2001. Subsequent changes in the fair value of these options will be recognized in earnings on a mark to market basis. Accordingly, $130,000 was credited to the change in derivative fair value during the first quarter of 2001.

To protect against the volatility of oil and gas prices related to the Company's production, the Company has instituted a cash flow hedging program. The Company hedges portions of its forecasted revenues from oil and gas production. When oil and gas prices rise, the increase in the expected cash flows from production is offset by hedging losses. When oil and gas prices decrease, the decrease in the expected cash flows from production is offset by hedging gains. The Company's hedging program includes crude oil and natural gas swaps and collar options.

During the first quarter of 2001, the Company recognized a net gain of $5.0 million related to the ineffectiveness of its cash flow hedging instruments. The gain was primarily due to changes in the time and volatility value of the Company's natural gas collar options. The Company's hedges resulted in a charge to revenues of $18.4 million for those derivatives which were designated against first quarter production.

At March 31, 2001, $32.3 million remains in accumulated other comprehensive income. Of this amount $25.3 million relates to hedges which are designated against 2001 production, while the remainder is designated against 2002 and 2003 production. The amounts remaining in accumulated other comprehensive income includes $5.5 million that relates to the options previously discussed that do not qualify as hedges under Statement No. 133.

The following table summarizes the components recognized in the change in derivative fair value during the first quarter of 2001 (in thousands):

                                                    Three months ended
                                                      March 31, 2001
                                                    ------------------
Change in fair value for derivatives not
   qualifying for hedge accounting................      $      130
Ineffective portion of derivatives qualifying
   for hedge accounting...........................           4,962
                                                        ----------
                                                        $    5,092
                                                        ==========


The estimated fair values of the Company's derivatives as of March 31, 2001 are provided below (in thousands):

                                          March 31, 2001
                                          --------------
Derivative liabilities:
   Natural gas swaps.....................  $      3,371
   Natural gas collars...................        19,209
   Crude oil swaps.......................         1,256
   Crude oil collars.....................         3,753
                                           ------------
                                           $     27,589
                                           ============


3. ACQUISITIONS

On February 28, 2001, the Company closed on the purchase of $60.5 million of interests in oil and gas properties from Apache Corporation. At December 31, 2000, the Company had deposited $6.5 million towards the purchase. The Company financed the acquisition under its existing bank credit facility.

4. CREDIT FACILITIES

On February 8, 2000, in connection with the merger with Vista, the Company amended its Senior Facility to provide for total borrowings of up to $400 million. Since then, the Company has further amended the Senior Facility which is now due June 29, 2006. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. In October 2000, the Company amended the Senior Facility to provide for an increase in the limits for letters of credit to an aggregate of $15 million with an additional supplemental letter of credit (as defined by the credit agreement) of $15 million. At March 31, 2001, $13.5 million was outstanding under the letter of credit provisions of the facility. The revolver converts to a term loan on June 29, 2004, with quarterly principal payments after that date through June 29, 2006. Interest is due quarterly at either the bank's prime rate or eurodollar rate plus a margin as defined in the agreement. The Company assumed $54 million of debt when it purchased Vista. At March 31, 2001, $281.3 million was outstanding. As of April 1, 2001, the Company's borrowing base was raised from $325 million to $375 million. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets. In April and May 2001, Prize paid a total of $26.5 million of principal on the Senior Credit Facility. At May 14, 2001, $254.8 million was outstanding. Additionally, in May 2001, Prize reduced the balance on its outstanding letter of credit to $10 million.

5. STOCKHOLDERS' EQUITY

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

6. EARNINGS PER SHARE

The following tables provide reconciliations between basic and diluted earnings per common share for the three months ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001 (in thousands, except shares and per share amounts):

                                                                   WEIGHTED      PER SHARE
                                                     INCOME     AVERAGE SHARES    AMOUNT
                                                   ----------   --------------   ---------
Basic earnings per share
    Income available to common stockholders ....   $   17,814       12,877,542   $    1.38
Effect of Dilutive Securities:
   Employee Stock Options ......................           --          864,059
   Warrants ....................................           --              233
                                                   ----------   --------------
   Diluted earnings per share ..................   $   17,814       13,741,834   $    1.30
                                                   ==========   ==============

Three Months Ended March 31, 2000 (in thousands, except shares and per share amounts):

                                                                  WEIGHTED      PER SHARE
                                                    INCOME     AVERAGE SHARES    AMOUNT
                                                  ----------   --------------   ---------
Basic earnings per share
    Income available to common stockholders ....  $    4,693        9,627,410   $    0.49
Effect of Dilutive Securities:
    Employee Stock Options .....................          --          982,902
    Convertible preferred shares ...............         458        3,984,196
    Warrants ...................................          --               --
                                                  ----------   --------------
    Diluted earnings per share .................  $    5,151       14,594,508   $    0.35
                                                  ==========   ==============


Warrants to purchase 1,708,724 and 1,773,724 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the three months ended March 31, 2001 and 2000, respectively.


7. SUBSEQUENT EVENTS

On April 30, 2001, the Company closed on the sale of $12.9 million of interests in oil and gas properties to Texas Petroleum Investment Company. The properties divested are located in the Onshore Gulf Coast region of South Texas and Louisiana. The sales price approximated the carrying value of the properties, and no gain or loss was recognized.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in results of operations for the three months ended March 31, 2001 compared to the same period in 2000 and in financial condition since December 31, 2000. It is presumed that readers have read or have access to Prize's 2000 annual report on Form 10-K.

OVERVIEW

On February 28, 2001, the Company closed on the purchase of $60.5 million of interests in oil and gas properties from Apache Corporation. At December 31, 2000, the Company had deposited $6.5 million towards the purchase. The Company financed the acquisition under its existing bank credit facility.

On April 30, 2001, the Company closed on the sale of $12.9 million of interests in oil and gas properties to Texas Petroleum Investment Company. The properties divested are primarily located in the Onshore Gulf Coast region of South Texas and Louisiana. The sales price approximated the carrying value of the properties, and no gain or loss was recognized.

For the quarter ended March 31, 2001, net income was $17.8 million or $1.38 (basic) per common share. This compares to first quarter of 2000 net income available to common stockholders of $4.7 million or $.49 (basic) per common share. The substantial increase in the 2000 net income is directly attributable to increased production from acquisitions and heightened levels of development activities as well as substantial increases in oil and gas prices.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

As previously discussed, Prize merged with Vista on February 8, 2000. Accordingly, the financial statements of Prize for the three months ended March 31, 2000 include only two months of the oil and gas operations from the Vista properties. Likewise, the financial statements for the three months ended March 31, 2000 do not contain any operations from the properties acquired from Apache on February 28, 2001. Consequently, a portion of the changes discussed below are due to these acquisitions. Changes in oil/liquids and gas production, average realized prices including the effects of hedging, and revenues for the three months ended March 31, 2001 and 2000, are shown in the table below:

                                       THREE MONTHS ENDED MARCH 31,
                                      ------------------------------
                                                              2001
                                                               VS.
                                        2001       2000       2000
                                      --------   --------   --------
PRODUCTION

   Oil/liquids (MBbls)                     877        777         13%
   Gas (MMcf)                            7,319      5,486         33%
   Total (Mboe)                          2,097      1,691         24%

AVERAGE REALIZED PRICES
   Oil/liquids (per Bbl)              $  24.34   $  20.24         20%
   Gas (per Mcf)                          4.51   $   2.42         86%
   Per Boe                            $  25.91   $  17.14         51%

TOTAL REVENUES (IN THOUSANDS)
   Oil/liquids                        $ 21,349   $ 15,723         36%
   Gas                                $ 32,850   $ 13,265        148%
                                      --------   --------
   Total                              $ 54,332   $ 28,988         87%


OIL/LIQUIDS REVENUES FOR 2001 COMPARED TO 2000. Oil/liquids revenues increased $5.6 million or 36% in the first quarter of 2001 compared to the same period in 2000. Production gains of .1 million barrels, or 13%, added $2.4 million of oil/liquids revenues in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Vista and Apache acquisitions. In addition to the production increases, oil/liquids revenues increased $3.2 million as a result of the $4.10 per barrel, or 20%, price increase realized in the first quarter of 2001 compared to the same period in 2000. Realized hedging losses decreased oil/liquids revenue by $2.8 million or $3.17 per barrel for the three months ended March 31, 2001 compared to $3.6 million or $4.64 per barrel in the 2000 period.

GAS REVENUES FOR 2001 COMPARED TO 2000. Gas revenues increased $19.6 million or 148% in the first quarter of 2001 compared to the same period in 2000. Production gains of 1.8 Bcf of gas, or 33%, added $4.4 million of gas revenues in the 2001 period. The production gains were primarily the result of Prize's ongoing development program and the Vista and Apache acquisitions. In addition to the production increases, gas revenues increased $15.2 million as a result of the gas price realized increasing $2.09 per Mcf, or 86%, in the first quarter of 2001 as compared to the same period in 2000. Realized hedging losses decreased gas revenue by $15.5 million or $2.11 per Mcf for the three months ended March 31, 2001 compared to a negligible increase in the 2000 period.

PRODUCTION AND OPERATING EXPENSE. Listed below are the changes in production and operating expenses for the three months ended March 31, 2001 as compared to the 2000 period:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                                               2001
                                                                                VS.
                                                         2001       2000       2000
                                                       --------   --------   --------

PRODUCTION AND OPERATING EXPENSES
   (IN THOUSANDS)
   Recurring Operations and Maintenance expense        $  6,609   $  5,471         21%
   Well Workover Expense                               $  2,701   $  2,131         27%
   Production Taxes                                    $  5,832   $  2,759        111%
                                                       --------   --------
      Total                                            $ 15,142   $ 11,361         33%

Per Boe Produced
   Recurring Operations and Maintenance expense        $   3.15   $   3.23         (2)%
   Well Workover Expense                               $   1.29   $   1.26          2%
   Production Taxes                                    $   2.78   $   1.63         71%


Recurring operations and maintenance expenses increased $1.1 million or 21%, in the first quarter of 2001 primarily due to acquisitions. Well workover expense increased $.6 million in the first quarter of 2001. The increase in the recurring operations and maintenance expenses is attributable to operating expenses for the month of March 2001 from the Apache acquisition properties. The rise in well workover expense is a result of the Company's ongoing effort to enhance production and reserves. Production taxes increased $3.1 million, or 111% in the three months ended March 31, 2001. This increase was caused by the dramatic increases in oil and gas prices and production in 2001 versus the 2000 period.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES (DD&A). DD&A expense in the quarter ended March 31, 2001 was $8 million as compared to $5.5 million in the 2000 period. On a Boe basis, the average DD&A rate was $3.80, or 17% higher than the rate of $3.24 in 2000. The increase in rate is attributable to higher production, the acquisitions and investment resulting from Prize's ongoing development program.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A expense in the quarter ended March 31, 2001 was $3 million versus $1.6 million for the 2000 period. On a Boe basis, the G&A rate was $1.43, 47% higher than the rate of $.97 for the 2000 period. The increase in the 2001 period resulted substantially from Prize's increase in its corporate staff during the second half of 2000.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 was $5 million as compared to a $3.5 million in the 2000 period. The $1.5 million increase in the expense resulted from the $69.9 million increase in debt outstanding between the two periods. In addition, the 2000 period included $53.7 million of debt assumed in the Vista acquisition only from February 8, 2000, forward and $18.4 million borrowed on March 28, 2000 for the purchase of treasury shares. The 2001 period also included interest for only one month of the period on $54 million of the $60.5 million borrowed in the Apache acquisition. The average rate on the debt outstanding was 7.70% for the three months ended March 31, 2001 compared to the rate of 8.23% in 2000.

CHANGE IN DERIVATIVE FAIR VALUE. In accordance with SFAS 133, the Company recorded an unrealized gain of $5.1 million in the 2001 first quarter. The gain resulted substantially from the ineffective portion of derivatives qualifying for hedge accounting.

INCOME TAXES. Income tax expense is based upon the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate for 2001 and 2000 is 37%.

CAPITAL EXPENDITURES, CAPITAL RESOURCES, AND LIQUIDITY

The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part 1, Item 1 elsewhere herein.

CAPITAL EXPENDITURES. Approximately $75 million was spent in the first quarter of 2001 for capital expenditures, including $54 million for the Apache acquisition, and $21 million for the drilling and development of oil and gas properties. Of the $21 million incurred, $13.1 million was spent on drilling, $4.0 million on development, and $3.9 million on oil and gas equipment and facilities. For the quarter March 31, 2001, the Company has participated in the drilling of 16 wells, achieving a success rate of 94%. In addition, the Company has performed a total of 25 recompletions, with a success rate of 88%. The success rates achieved in the 2001 capital expenditure program have significantly contributed to the increase in production realized in 2001.

The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned 2001 capital expenditures of approximately $60 million.

Prize does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. Prize regularly engages in discussions relating to the potential acquisition of oil and gas properties. Any future acquisitions may require additional financing and will be dependent upon financing arrangements being available at the time.

CAPITAL RESOURCES AND LIQUIDITY. On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2006. As of Apri1 1, 2001, the Company's borrowing base was raised from $325 million to $375 million. As of March 31, 2001, Prize's outstanding long-term debt was $281.3 million. During April and May, 2001, the Company paid $26.5 million of its long-term debt. At May 14, 2001, $254.8 million was outstanding. Also, in May 2001, the Company reduced the outstanding balance on its letter of credit to $10 million.

Cash provided by operating activity before changes in working capital ("operating cash flow") continued to be the primary source of capital and liquidity in the first quarter of 2001. Operating cash flow for the three months ended March 31, 2001 was $26.9 million.

During the first quarter of 2001, Prize borrowed $67 million on the Senior Credit Facility. Prize utilized the borrowings to fund the Apache acquisition and a portion of its capital expenditures.

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

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

See the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Prize's 2000 Annual Report on Form 10-K. Such information includes a description of Prize's potential exposure to market risks, including commodity price risk and interest rate risk. As a result of the decrease in both oil and natural gas prices, Prize's market risk relating to the fair market value exposure of hedges is $27.6 million as of March 31, 2001 compared to $55.4 million as of December 31, 2000.

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

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         10.1 Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 4, 2001, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to BankBoston, N.A., as administrative agent, and certain financial institutions.


                           b) Reports on Form 8-K
                              None.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Prize Energy Corp.
                                     -----------------------------------------
                                     (Registrant)


DATE:     May 14, 2001        /s/ Lon C. Kile
        ----------------      ----------------------------------------------
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

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         10.1     Fourth Amendment to Amended and Restated Credit Agreement,
                  dated as of May 4, 2001, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to
                  BankBoston, N.A., as administrative agent, and certain
                  financial institutions.