Form 10-Q
period 2001-06-30
PRIZE ENERGY CORP
filed 2001-08-14
CIK 1063564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                                ------    ------

 Commission file number  001-14575
                        -----------

                               PRIZE ENERGY CORP.
                               ------------------
               (Exact name of registrant as specified in charter)

             Delaware                                          75-2766114
-------------------------------------                      -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3500 William D. Tate, Suite 200  Grapevine, TX                    76051
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (817) 424-0400
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X   No
     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 8, 2001
-----------------------------                  -----------------------------
Common Stock, $.01 Par Value                           12,554,637

                               PRIZE ENERGY CORP.

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements............................................         3

      Consolidated Balance Sheets at June 30, 2001 (Unaudited)
      and December 31, 2000..............................................................         4

      Consolidated Statements of Operations (Unaudited),
      For the Three and Six Months Ended June 30, 2001 and 2000..........................         5

      Consolidated Statements of Stockholders' Equity, for the
      Periods Ended June 30, 2001 (Unaudited) and December 31, 2000......................         6

      Consolidated Statements of Cash Flows (Unaudited), for
      the Three and Six Months Ended June 30, 2001 and 2000..............................         7

      Notes to Unaudited Consolidated Financial Statements...............................         8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................        14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................        19

Part II.  Other Information..............................................................        20



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

                               PRIZE ENERGY CORP.



                          PART I. FINANCIAL INFORMATION



                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS,
                             JUNE 30, 2001 AND 2000

                               PRIZE ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)


                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
 ASSETS
      Current assets:
         Cash  and cash equivalents                                                $      3,055    $        820
         Accounts receivable - oil & gas                                                 31,029          29,710
         Accounts receivable - trade, net of allowance for doubtful accounts
        of $251                                                                           5,261           4,942
         Prepaid income taxes                                                             6,146           5,153
         Fair value of derivatives                                                        6,302              --
         Other                                                                            8,450           3,078
                                                                                   ------------    ------------
      Total  current assets                                                              60,243          43,703

      Properties and equipment at cost:
         Oil and gas properties                                                         441,522         349,971
         Other                                                                            3,645           2,978
                                                                                   ------------    ------------
                                                                                        445,167         352,949
         Less accumulated depreciation and depletion                                    (51,300)        (34,186)
                                                                                   ------------    ------------
      Total properties and equipment at cost, net                                       393,867         318,763
      Fair value of derivatives - long-term                                               5,921              --
      Deposit on acquisition                                                                 --           6,500
      Other assets, net                                                                   2,529           2,698
                                                                                   ------------    ------------
 TOTAL ASSETS                                                                      $    462,560    $    371,664
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                                                           $     11,748    $     15,650
        Accrued production taxes                                                          4,292           2,240
        Accrued interest                                                                  1,904           2,583
        Fair value of derivatives                                                         4,255             390
        Other accrued liabilities                                                         6,774           5,895
                                                                                   ------------    ------------
       Total current liabilities                                                         28,973          26,758

       Fair value of derivatives - long term                                                676              --
       Long-term debt                                                                   254,819         214,319
       Deferred income taxes
                                                                                         36,663          19,019

       Stockholders' equity:
        Common stock, $.01 par value:
               authorized shares - 50,000,000
               issued and outstanding - 14,614,587                                          146             146
        Paid-in capital                                                                  96,304          96,413
        Retained earnings                                                                69,281          40,285
        Accumulated other comprehensive income                                            1,301              --
        Treasury stock - 1,741,350 and 1,747,182 shares, respectively                   (25,603)        (25,276)
                                                                                   ------------    ------------
       Total stockholders' equity                                                       141,429         111,568
                                                                                   ------------    ------------
 TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                       $    462,560         371,664
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
OIL AND GAS SALES                                    $     48,507    $     37,330    $    102,706    $     66,318

COSTS AND EXPENSES
     Lease operations                                      11,378           7,902          20,687          15,504
     Production taxes                                       4,635           3,892          10,467           6,651
     Depletion, depreciation, and amortization              9,136           6,787          17,114          12,261
     General and administrative                             2,800           2,321           5,852           3,968
                                                     ------------    ------------    ------------    ------------
         Total costs and expenses                          27,949          20,902          54,120          38,384
                                                     ------------    ------------    ------------    ------------
OPERATING INCOME                                           20,558          16,428          48,586          27,934

OTHER:
     Interest expense                                       4,579           4,509           9,573           7,959
     Change in derivative fair value                       (1,288)             --          (6,380)             --
     Other income                                            (482)           (131)           (632)           (251)
                                                     ------------    ------------    ------------    ------------
         Total other expense                                2,809           4,378           2,561           7,708
                                                     ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                 17,749          12,050          46,025          20,226
PROVISION FOR INCOME TAXES                                 (6,567)         (4,459)        (17,029)         (7,484)
                                                     ------------    ------------    ------------    ------------
NET INCOME                                                 11,182           7,591          28,996          12,742
PREFERRED DIVIDEND                                             --              --              --            (458)
                                                     ------------    ------------    ------------    ------------
INCOME AVAILABLE TO
     COMMON STOCKHOLDERS                             $     11,182    $      7,591    $     28,996    $     12,284
                                                     ============    ============    ============    ============

NET INCOME PER COMMON SHARE:
     Basic                                           $       0.87    $       0.57    $       2.25    $       1.07
                                                     ============    ============    ============    ============
     Diluted                                         $       0.81    $       0.54    $       2.11    $       0.89
                                                     ============    ============    ============    ============

WEIGHTED-AVERAGE
     COMMON SHARES OUTSTANDING:
     Basic                                             12,910,895      13,268,688      12,894,311      11,448,049

     Diluted                                           13,767,994      14,155,276      13,754,954      14,245,822


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)

                                          CONVERTIBLE VOTING
                                           PREFERRED STOCK            COMMON STOCK         ADDITIONAL                    OTHER
                                        ----------------------    ---------------------     PAID-IN      RETAINED    COMPREHENSIVE
                                          SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL     EARNINGS       INCOME
                                        -----------    -------    -----------   -------    ----------    --------    -------------
Balance as of January 1, 2000             3,958,879    $30,907      8,291,301   $    83    $   49,260    $  8,202    $          --

Issuance of stock in acquisition                 --         --      2,339,089        23        15,788          --               --
Preferred stock dividend                     25,318        198             --        --            --        (459)              --
Preferred conversion                     (3,984,197)   (31,105)     3,984,197        40        31,065          --               --
Purchase of treasury shares                      --         --             --        --            --          --               --
Warrant exercises                                --         --             --        --           330          --               --
Option exercises                                 --         --             --        --           (30)         --               --

Net income                                       --         --             --        --            --      32,542               --
                                        -----------    -------    -----------   -------    ----------    --------    -------------

Balance as of December 31, 2000                  --         --     14,614,587       146        96,413      40,285               --

(UNAUDITED)
Option exercises                                 --        --              --        --          (109)         --               --
                                                                           --        --            --          --               --
Issuance of shares to directors                  --         --             --        --            --          --               --
Purchase of treasury shares                      --         --             --        --            --          --               --

Net income                                       --         --             --        --            --      28,996               --
Cumulative effect of change in
       accounting                                --         --             --        --            --          --          (55,409)
Hedge fair value adjustment                      --         --             --        --            --          --           50,330
Change in derivative fair value                  --         --             --        --            --          --            6,380
                                        -----------    -------    -----------   -------    ----------    --------    -------------
Other comprehensive income                       --         --             --        --            --      28,996            1,301
                                        -----------    -------    -----------   -------    ----------    --------    -------------

Balance as of June 30, 2001                      --    $    --     14,614,587   $   146    $   96,304    $ 69,281    $       1,301
                                        ===========    =======    ===========   =======    ==========    ========    =============


                                           TREASURY STOCK
                                     --------------------------
                                         SHARES       AMOUNT          TOTAL
                                     -----------    -----------    -----------
Balance as of January 1, 2000                 --    $        --    $    88,452

Issuance of stock in acquisition            (900)           (22)        15,789
Preferred stock dividend                      --             --           (261)
Preferred conversion                          --             --             --
Purchase of treasury shares           (1,810,182)       (26,138)       (26,138)
Warrant exercises                         45,000            615            945
Option exercises                          18,900            269            239

Net income                                    --             --         32,542
                                     -----------    -----------    -----------

Balance as of December 31, 2000       (1,747,182)       (25,276)       111,568

(UNAUDITED)
Option exercises                          85,033          1,230          1,121
Issuance of shares to directors              324              8              8
Purchase of treasury shares              (79,525)        (1,565)        (1,565)
Net income                                    --             --         28,996
Cumulative effect of change in
       accounting                             --             --        (55,409)
Hedge fair value adjustment                   --             --         50,330
Change in derivative fair value               --             --          6,380
                                     -----------    -----------    -----------
Other comprehensive income                    --             --         30,297
                                     -----------    -----------    -----------

Balance as of June 30, 2001           (1,741,350)   $   (25,603)   $   141,429
                                     ===========    ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                             ------------------------    ------------------------
                                                                2001          2000          2001          2000
                                                             ----------    ----------    ----------    ----------
OPERATING ACTIVITIES
     Net Income                                              $   11,182    $    7,591    $   28,996    $   12,742

     Adjustments to reconcile net income to net cash
     by operating activities:
         Depreciation, depletion and amortization                 9,136         6,787        17,114        12,260
         Amortization of loan origination fees                      135           110           257           212
         Change in derivative fair value                         (1,288)           --        (6,380)           --
         Deferred income tax                                     11,499            --        17,644            --
                                                             ----------    ----------    ----------    ----------
                                                                 30,664        14,488        57,631        25,214
         Changes in operating assets and liabilities:
             Accounts receivable                                 14,092       (10,895)       (1,638)       (8,697)
             Other assets                                       (10,368)       (3,645)       (6,016)       (3,435)
             Accounts payable and accrued liabilities            (8,122)       11,952        (1,650)        5,071
                                                             ----------    ----------    ----------    ----------

CASH PROVIDED BY OPERATING ACTIVITIES                            26,266        11,900        48,327        18,153

INVESTING ACTIVITIES
     Additions to oil and gas properties                        (22,013)      (11,541)      (97,241)      (20,688)
     Additions to other properties and equipment                   (280)         (608)         (667)         (991)
     Proceeds from sale of properties and equipment              12,190            --        12,190            --
                                                             ----------    ----------    ----------    ----------

CASH USED IN INVESTING ACTIVITIES
                                                                (10,103)      (12,149)      (85,718)      (21,679)

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                         593            --           691            --

     Purchase of treasury stock                                  (1,565)          (54)       (1,565)      (18,429)

     Borrowings under credit facilities                              --            --        68,000        28,750

     Repayment of credit facilities                             (26,500)           --       (27,500)           --

     Payment of preferred dividend                                   --            --            --          (261)
                                                             ----------    ----------    ----------    ----------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (27,472)          (54)       39,626        10,060

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (11,309)         (303)        2,235         6,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   14,364        10,190           820         3,353
                                                             ----------    ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    3,055    $    9,887    $    3,055    $    9,887
                                                             ==========    ==========    ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes            $       --    $    5,807    $       --    $    5,807
     Cash paid during the period for interest                $    5,048    $    7,192    $    9,995    $    7,192


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               PRIZE ENERGY CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and notes of Prize Energy Corp. ("Prize" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in Prize's 2000 annual report on Form 10-K.

In the opinion of Prize's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Prize and its subsidiaries as of June 30, 2001, and the results of their operations and cash flows for the three and six months ended June 30, 2001 and 2000.

BUSINESS AND ORGANIZATION

Prize was formed on January 15, 1999 (inception) and is a Delaware corporation engaged in the acquisition, development, and production of proved oil and gas properties. The Company's corporate headquarters are located in Grapevine, Texas with oil and gas producing properties primarily located in Texas, Louisiana, and Oklahoma.

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

2.   HEDGING

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). The adoption of Statement No. 133 resulted in a cumulative effect of an accounting change of $55.4 million being recognized as a charge to accumulated other comprehensive income, a component of stockholders' equity.

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

To protect against the volatility of oil and gas prices related to the Company's production, the Company has instituted a program to hedge portions of its forecasted revenues from oil and gas production. When oil and gas prices rise, the increase in the expected cash flows from production is offset by hedging losses. When oil and gas prices decrease, the decrease in the expected cash flows from production is offset by hedging gains. The Company's hedging program includes crude oil and natural gas swaps and collar options.

The Company's cumulative effect of adoption included a charge of $11.5 million for certain options which previously qualified for hedge treatment but will not qualify as hedges under Statement No. 133. Accordingly, this amount was charged to accumulated other comprehensive income and will be reversed as these options expire. $10.9 million was reversed from accumulated other comprehensive income during the six months ended June 30, 2001. Subsequent changes in the fair value of these options will be recognized in earnings on a mark to market basis. Accordingly, a $1.9 million gain was recognized in earnings as a change in derivative fair value during the six months ended June 30, 2001. Included in this amount is $.5 million for two hedges which had previously qualified for hedge treatment in the first quarter of 2001, but which did not qualify for hedge treatment in the second quarter of 2001.

During the first quarter of 2001, the Company recognized a net gain of $5 million related to the ineffectiveness of its cash flow hedging instruments. The gain was primarily due to changes in the time and volatility value of the Company's natural gas collar options during the first quarter of 2001. However, beginning in April 2001, the Company adopted an interpretation of Statement No. 133 (Derivatives Implementation Group, or DIG, Issue G-20), which allows owners of options to measure effectiveness based on a comparison of the cumulative change in the fair value of the option to the cumulative change in the expected future cash flows of the hedged transaction. Under DIG Issue G-20, if the measurement of effectiveness is performed as described above, and the option has the same basis and maturity dates of the expected dates of the hedged transaction, all changes in the option's fair value are recorded in other comprehensive income until settlement of the hedged transaction. Accordingly, beginning with the second quarter of 2001, changes in the time and volatility value of the Company's collars was recognized in other comprehensive income. The settlement of the Company's hedges which were designated against production during the three and six months ended June 30, 2001 resulted in a charge to revenues of $9.5 million and $27.9 million, respectively.

At June 30, 2001, $1.3 million remains in accumulated other comprehensive income. Of this amount, an asset of $4.5 million relates to hedges which are designated against 2001 production, while a liability of $3.2 million is designated against 2002 and 2003 production. The amounts remaining in accumulated other comprehensive income include $.6 million that relates to the amount recorded in other comprehensive income upon adoption of Statement No. 133 for options which no longer qualify as hedges.

The following table summarizes the components recognized as change in derivative fair value in earnings during the three and six months ended June 30, 2001 (in thousands):

                                                            Three Months Ended   Six Months Ended
                                                               June 30, 2001       June 30, 2001
                                                            ------------------   ----------------
        Change in fair value of derivatives not
           qualifying for hedge accounting.............         $   1,770            $  1,900
        Ineffective portion of derivatives qualifying
           for hedge accounting........................              (482)              4,480
                                                                ---------            --------
                                                                $   1,288            $  6,380
                                                                =========            ========


The estimated fair values of the Company's derivatives as of June 30, 2001 are provided below (in thousands):

                                                                                      June 30, 2001
                                                                                    -----------------
                         Derivative assets:
                            Natural gas collars.................................        11,627
                            Crude oil swaps.....................................           596
                                                                                      --------
                                                                                      $ 12,223
                                                                                      ========
                         Derivative liabilities:
                            Natural gas swaps...................................      $    936
                            Natural gas collars.................................         1,790
                            Crude oil collars...................................         2,205
                                                                                      --------
                                                                                      $  4,931
                                                                                      ========

Set forth below is the contract amount and material terms of all natural gas hedging instruments held by Prize at June 30, 2001:

     NATURAL GAS
     -----------
                  TRADE                          PUT FLOOR     CALL CEILING               DAILY
                  DATE             TERM        PRICE PER MCF   PRICE PER MCF     TYPE     VOLUME
               -----------     -------------   -------------   -------------   --------  --------
                   6/30/99       9/99 - 8/01   $   2.26/1.86   $        2.57     Collar     5,000
                   6/22/99       8/99 - 7/01            2.10            2.42     Collar     5,000
                   6/22/99       8/99 - 7/01            2.15            2.43     Collar     5,000
                    7/1/99       9/99 - 8/01       2.30/2.00            2.64     Collar     5,000
                   6/21/00      1/01 - 12/01            3.00            4.75     Collar     5,000
                    2/8/99      1/01 - 12/01            2.35            2.35     Swap       4,000
                   3/22/00      8/01 - 12/01            2.40            3.33     Collar    15,000
                  11/21/00      1/01 - 12/01            4.00            6.35     Collar    10,000
                  10/26/00      1/03 - 12/03            3.00            4.70     Collar    10,000
                   12/1/00      4/01 - 12/01            4.50            6.40     Collar     2,000
                   12/1/00      4/01 - 12/01            4.50            6.25     Collar     2,000
                   12/1/00      1/02 - 12/02            3.50            5.90     Collar     1,500
                   12/1/00      1/02 - 12/02            3.50            5.40     Collar     1,500
                    5/9/01      1/02 - 12/02            4.00            4.47     Collar    35,000
                   4/30/01      1/02 - 12/02       4.22-5.23       5.25-6.27     Collar     5,000

Set forth below is the contract amount and material terms of all crude oil hedging instruments held by Prize at June 30, 2001:

      CRUDE OIL
      ---------
                  TRADE                          PUT FLOOR     CALL CEILING               DAILY
                  DATE             TERM        PRICE PER BBL   PRICE PER BBL     TYPE     VOLUME
               -----------     -------------   -------------   -------------   --------  --------
                    7/1/99       9/99 - 8/01   $ 17.15/14.15   $       20.05     Collar       500
                   6/20/00      1/01 - 12/01           20.00           30.24     Collar     1,500
                   3/22/00      8/01 - 12/01           19.00           24.35     Collar     1,500
                   12/1/00      4/01 - 12/01           22.00           26.00     Collar     1,000
                   12/1/00      1/02 - 12/02           20.00           24.85     Collar     1,000
                   3/30/01      1/02 - 12/02     18.99-21.11     26.99-29.11     Collar     1,500
                   6/12/01      1/02 - 12/02           26.00           26.00     Swap       1,000
                   5/21/01       7/01 - 9/01           29.50           29.50     Swap       1,500
                   5/21/01     10/01 - 12/01           28.10           28.10     Swap       1,500


3. ACQUISITIONS AND DISPOSITIONS

On February 28, 2001, the Company closed on the purchase of $61.4 million of interests in oil and gas properties from Apache Corporation, net of subsequent closing adjustments. At December 31, 2000, the Company had deposited $6.5 million towards the purchase. The Company financed the acquisition under its existing bank credit facility.

On April 30, 2001, the Company closed on the sale of $12.2 million of interests in oil and gas properties to Texas Petroleum Investment Company. The properties divested are located in the

Onshore Gulf Coast region of South Texas and Louisiana. The sales price approximated the carrying value of the properties, and no gain or loss was recognized.

4. CREDIT FACILITIES

On February 8, 2000, in connection with the merger with Vista, the Company amended its Senior Facility to provide for total borrowings of up to $400 million. Since then, the Company has further amended the Senior Facility which is now due June 29, 2006. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. In October 2000, the Company amended the Senior Facility to provide for an increase in the limits for letters of credit to an aggregate of $15 million with an additional supplemental letter of credit (as defined by the credit agreement) of $15 million. On July 30, 2001, the Company amended the Senior Facility and eliminated the $15 million supplemental letter of credit provisions. At June 30, 2001, $2.5 million was outstanding under the letter of credit provisions of the facility. As of April 1, 2001, the Company's borrowing base was raised from $325 million to $375 million. At June 30, 2001, $254.8 million was outstanding. Since financing the Apache acquisition in February, 2001, the Company has repaid $30.5 million through July 31, 2001.

The revolver converts to a term loan on June 29, 2004, with quarterly principal payments after that date through June 29, 2008. Interest is due quarterly at either the bank's prime rate or LIBOR rate plus a margin as defined in the agreement. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets.

5. STOCKHOLDERS' EQUITY

On March 28, 2000, Prize entered into an agreement with Pioneer Natural Resources (Pioneer) to acquire 1,346,482 shares of Prize common stock for approximately $18.4 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility.

On May 8, 2001, 324 shares of common stock of the Company were issued in lieu of cash to three of the outside directors of the Company for attending a meeting of the Board of Directors of the Company.

On July 30, 2001, the Company amended its Senior Facility to allow for the purchase of $25 million of its common shares from that date forward. Also, in August 2001, the Company's Board of Directors approved a plan to buyback an additional $25 million of its common stock which, when combined with the previously approved $15 million repurchase plan, brings the total Board authorized repurchases to $40 million.

From June 18, 2001 through June 28, 2001 Prize repurchased 79,525 of its common shares for a total of $1.6 million. Subsequent to June 30, 2001 and through August 8, 2001, Prize repurchased an additional 318,600 shares for a total of $6.2 million.

6. EARNINGS PER SHARE

The following tables provide reconciliations between basic and diluted earnings per common share for the three and six months ended June 30, 2001 and 2000.

Three Months Ended June 30, 2001 and 2000 (in thousands, except shares and per share amounts):

                                                      2001                                        2000
                                   ------------------------------------------   ------------------------------------------
                                                    Weighted                                    Weighted
                                                    Average       Per Share                      Average       Per Share
                                      Income         Shares        Amount          Income         Shares         Amount
                                   -------------  ------------  -------------   -------------  ------------  -------------
Basic earnings per share
  Income available
    to common stockholders         $      11,182    12,910,895  $        0.87           7,591    13,268,688  $        0.57
Effect of dilutive securities:

  Employee stock options                               856,650                                      883,931

  Warrants                                                 449                                        2,657
                                   -------------  ------------  -------------   -------------  ------------  -------------
Diluted earnings per share         $      11,182    13,767,994  $        0.81           7,591    14,155,276  $        0.54
                                   =============  ============  =============   =============  ============  =============

Six Months Ended June 30, 2001 and 2000 (in thousands, except shares and per share amounts):

                                                      2001                                        2000
                                   ------------------------------------------   ------------------------------------------
                                                    Weighted                                    Weighted
                                                    Average       Per Share                      Average       Per Share
                                      Income         Shares        Amount          Income         Shares         Amount
                                   -------------  ------------  -------------   -------------  ------------  -------------
Basic earnings per share
  Income available
    to common stockholders         $      28,996    12,894,311  $        2.25   $      12,284    11,448,049  $        1.07
Effect of dilutive securities:
  Employee stock options                               860,355                                      805,571
  Convertible preferred shares                              --                            458           104
  Warrants                                                 288                                    1,992,098
                                   -------------  ------------  -------------   -------------  ------------  -------------
Diluted earnings per share         $      28,996    13,754,954  $        2.11          12,742    14,245,822  $        0.89
                                   =============  ============  =============   =============  ============  =============


Warrants to purchase 1,708,724 and 1,687,296 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the three months ended June 30, 2001 and 2000, respectively, and warrants to purchase 1,708,724 and 1,388,014 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the six months ended June 30, 2001 and 2000, respectively.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in results of operations for the three and six months ended June 30, 2001 compared to the same periods in 2000 and in financial condition since December 31, 2000. It is presumed that readers have read or have access to Prize's 2000 annual report on Form 10-K.

OVERVIEW

On February 28, 2001, the Company closed on the purchase of $61.4 million of interests in oil and gas properties from Apache Corporation, net of subsequent closing adjustments. At December 31, 2000, the Company had deposited $6.5 million towards the purchase. The Company financed the acquisition under its existing bank credit facility.

On April 30, 2001, the Company closed on the sale of $12.2 million of interests in oil and gas properties to Texas Petroleum Investment Company. The properties divested are primarily located in the Onshore Gulf Coast region of South Texas and Louisiana. The sales price approximated the carrying value of the properties, and no gain or loss was recognized.

For the quarter ended June 30, 2001, net income was $11.2 million or $0.87 (basic) per common share. This compares to second quarter of 2000 net income of $7.6 million or $.57 (basic) per common share. For the six months ended June 30, 2001, net income available to common stockholders was $29.0 million or $2.25 (basic) per common share. This compares to net income for the six months ended June 30, 2000 of $12.3 million or $1.07 (basic) per common share. The substantial increase in the 2001 net income is directly attributable to increased production from acquisitions and heightened levels of development activities as well as substantial increases in oil and gas prices.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Prize merged with Vista on February 8, 2000. Accordingly, the financial statements of Prize for the six months ended June 30, 2000 include only five months of the oil and gas operations from the Vista properties. Likewise, the financial statements for the three and six months ended June 30, 2000 do not contain any operations from the properties acquired from Apache on February 28, 2001. Consequently, a portion of the changes discussed below are due to these acquisitions. Changes in oil/liquids and gas production, average realized prices including the effects of hedging, and revenues for the three and six months ended June 30, 2001 and 2000, are shown in the table below:

                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                                             2001                            2001
                                                              VS.                             VS.
                                        2001       2000      2000       2001       2000      2000
                                      --------   --------   ------    --------   --------   ------
PRODUCTION
   Oil/liquids (MBbls)                     993        944      5.2%      1,864      1,722      8.3%
   Gas (MMcf)                            7,570      5,989     26.4%     14,890     11,475     29.8%
   Total (Mboe)                          2,255      1,943     16.1%      4,346      3,634     19.6%

AVERAGE REALIZED PRICES
   Oil/liquids (per Bbl)              $  22.19   $  21.42      3.6%   $  23.28   $  20.88     11.5%
   Gas (per Mcf)                      $   3.50   $   2.86     22.4%   $   3.98   $   2.65     50.2%
   Per Boe                            $  21.51   $  19.22     11.9%   $  23.63   $  18.25     29.5%

 TOTAL REVENUES (IN THOUSANDS)
   Oil/liquids                        $ 22,035   $ 20,228      8.9%   $ 43,385   $ 35,952     20.7%
   Gas                                  26,472     17,102     54.8%     59,321     30,366     95.4%
                                      --------   --------             --------   --------
   Total                              $ 48,507   $ 37,330     30.0%   $102,706   $ 66,318     54.9%


OIL/LIQUIDS REVENUES FOR 2001 COMPARED TO 2000. Oil/liquids revenues increased $1.8 million or 8.9% in the second quarter of 2001 compared to the same period in 2000. Production gains of 49,000 barrels, or 5.2%, increased oil/liquids revenues by $1.0 million in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Apache acquisition. In addition to the production increases, oil/liquids revenues increased $.8 million as a result of the $0.77 per barrel, or 3.6%, price increase realized in the second quarter of 2001 compared to the same period in 2000. Realized hedging losses decreased oil/liquids revenue by $2.8 million or $2.82 per barrel for the three months ended June 30, 2001 compared to $4.4 million or $4.66 per barrel in the 2000 period.

Oil/liquids revenues increased $7.4 million or 20.7% in the first six months of 2001 compared to the same period in 2000. Production gains of 142,000 barrels, or 8.3%, added $3 million of oil/liquids revenues in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Vista and Apache acquisitions. In addition to the production increases, oil/liquids revenues increased $4.4 million as a result of the $2.40 per barrel, or 11.5%, price increase realized in the six month period of 2001. Realized hedging losses decreased oil/liquids revenue by $5.5 million or $2.95 per barrel for the six months ended June 30, 2001 compared to $8.0 million or $4.65 per barrel in the 2000 period.

GAS REVENUES FOR 2001 COMPARED TO 2000. Gas revenues increased $9.4 million or 54.8% in the second quarter of 2001 compared to the same period in 2000. Production gains of 1.6 Bcf of gas, or 26.4%, added $4.6 million of gas revenues in the 2001 period. The production gains were primarily the result of Prize's ongoing development program and the Apache acquisition. In addition to the production increases, gas revenues increased $4.8 million as a result of the gas price realized increasing $.64 per Mcf, or 22.4%, in the second quarter of 2001 as compared to the same period in 2000. Realized hedging losses decreased gas revenue by $6.7 million or $0.89 per Mcf for the three months ended June 30, 2001 compared to $3.0 million or $0.50 per Mcf in the 2000 period.

Gas revenue increased $29 million or 95.4% in the first six months of 2001 compared to the same period in 2000. Production increased by 3.4 Bcf of gas, or 29.8%, increasing revenues by $9.2 million in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Vista and Apache acquisitions. Gas revenues increased $19.8 million as a result of the $1.33 per Mcf, or 50.2%, price increase realized in the first six months of 2001. Realized hedging losses decreased gas revenue by $22.3 million or $1.50 per Mcf for the six months ended June 30, 2001 compared to $2.9 million or $0.25 per Mcf in the 2000 period.


PRODUCTION AND OPERATING EXPENSE. Listed below are the changes in production and operating expenses for the three and six months ended June 30, 2001 as compared to the 2000 period:

                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                                             2001                            2001
                                                              VS.                             VS.
                                        2001       2000      2000       2001       2000      2000
                                      --------   --------   ------    --------   --------   ------
PRODUCTION AND OPERATING
  EXPENSES (000'S)
   Recurring Operations and
      Maintenance Expense             $  8,529   $  5,894     44.7%   $ 15,138   $ 11,366     33.2%
   Well Workover Expense                 2,849      2,008     41.9%      5,549      4,138     34.1%
   Production Taxes                      4,635      3,892     19.1%     10,467      6,651     57.4%
                                      --------   --------             --------   --------
        Total                         $ 16,013   $ 11,794     35.8%   $ 31,154     22,155     40.6%

PER BOE PRODUCED
   Recurring Operations and
      Maintenance Expense             $   3.78   $   3.03     24.8%   $   3.48       3.13     11.2%
   Well Workover Expense              $   1.26   $   1.03     22.3%   $   1.28       1.14     12.3%
   Production Taxes                   $   2.06   $   2.00        3%   $   2.41       1.83     31.7%



Recurring operations and maintenance expenses increased $2.6 million or 44.7% in the second quarter of 2001 and $3.8 million or 33.2% in the six months ended June 30, 2001. The increase in the recurring operations and maintenance expenses is substantially attributable to operating expenses from the Apache acquisition properties and increased well servicing activities. Well workover expense increased $0.8 million or 41.9% in the second quarter of 2001 and $1.4 million or 34.1% in the six months ended June 30, 2001. The rise in well workover expense is a result of the Company's ongoing effort to enhance production and reserves. Production taxes increased $0.7 million or 19.1% and $3.8 million or 57.4% in the three and six months ended June 30, 2001. This increase was caused by the dramatic increases in oil and gas prices and production in 2001 versus the 2000 period.


DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES (DD&A). DD&A expense in the quarter ended June 30, 2001 was $9.1 million as compared to $6.8 million in the 2000 period. On a Boe basis, the average DD&A rate was $4.05, or 16% higher than the rate of $3.49 in 2000. The

DD&A expense in the six months ended June 30, 2001 was $17.1 million or $3.94 per Boe, as compared to $12.3 million or $3.37 per Boe for 2000. The increase in rate is attributable to higher production, the Vista and Apache acquisitions and investment resulting from Prize's ongoing development program.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A expense in the quarter ended June 30, 2001 was $2.8 million versus $2.3 million for the 2000 period. On a Boe basis, the G&A rate was $1.24, 3% higher than the rate of $1.20 for the 2000 period. G&A expense during the six months ended June 30, 2001 was $5.9 million, or $1.35 per Boe, versus $4 million, or $1.09 per Boe in the 2000 period. The increase in the 2001 period resulted substantially from Prize's increase in its corporate staff during the second half of 2000 and the first half of 2001.

INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 2001 was $4.6 million and $9.6 million, respectively, as compared to $4.5 million and $8 million in the 2000 periods. The average rate on the debt outstanding was 6.93% and 7.51% for the three and six months ended June 30, 2001 compared to 8.44% and 8.34% for the 2000 periods. In addition, the 2000 period included $53.7 million of debt assumed in the Vista acquisition only from February 8, 2000, forward and $18.4 million borrowed on March 28, 2000 for the purchase of shares from Pioneer. The 2001 period also included the effect of the interest after February 28, 2001 on $54 million borrowed in connection with the Apache acquisition.

CHANGE IN DERIVATIVE FAIR VALUE. The Company recorded an unrealized gain of $1.3 million in the 2001 second quarter and $6.4 million for the six month period primarily relating to the ineffective portion of derivatives qualifying for hedge accounting. No comparable amounts were recorded during 2000.

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

CAPITAL EXPENDITURES. Approximately $22.2 million was spent in the second quarter of 2001 for capital expenditures bringing the 2001 year to date total to $97.2 million. Of the $22.2 million incurred, $21.3 million was spent on drilling and development, and $.9 million was spent on closing adjustments for the Apache acquisition. Of the $97.2 million incurred for the six months ended June 30, 2001, $42.3 million was spent on drilling and development, and $54.9 million was spent on the Apache acquisition. For the three and six months ended June 30, 2001, the Company has participated in the drilling of 26 and 41 wells, respectively, achieving a success rate of 96% and 95%, respectively. In addition, the Company has performed a total of 19 and 44 recompletions, respectively, with a success rate of 89% for both periods. The success rates achieved in the 2001 capital expenditure program have significantly contributed to the increase in production realized in 2001.

The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to substantially fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned 2001 capital expenditures of approximately $60 million, excluding acquisitions.

Prize does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. Prize regularly engages in discussions relating to the potential acquisition of oil and gas properties. Any future acquisitions may require additional financing and will be dependent upon financing arrangements being available at the time.

CAPITAL RESOURCES AND LIQUIDITY. On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2006. As of April 1, 2001, the Company's borrowing base was raised from $325 million to $375 million. Also, in June 2001, the Company reduced the outstanding balance on its letter of credit to $2.5 million. On July 30, 2001, the Company amended the Senior Facility and eliminated the $15 million supplemental letter of credit provisions. As of June 30, 2001, Prize's outstanding long-term debt was $254.8 million. During the first six months of 2001, Prize borrowed $67 million on the Senior Facility. Prize utilized the borrowings to fund the Apache acquisition and a portion of its capital expenditures. Since financing the Apache acquisition in February, 2001, the Company has repaid $30.5 million through July 31, 2001. As of August 8, 2001, the Company had long-term debt of $250.8 million.

Cash provided by operating activity before changes in working capital ("operating cash flow") was the primary source of capital and liquidity in the first six months of 2001. Operating cash flow for the three and six months ended June 30, 2001 was $30.7 million and $57.6 million, respectively.

On March 28, 2000, the Company entered into a stock purchase agreement with Pioneer Natural Resources to acquire 1,346,482 shares of Prize common stock for $18.4 million. In September 2000, the Company's Board of Directors approved a plan to buy back up to an additional $15 million of its common stock from time to time in the open market or through negotiated transactions. On July 30, 2001, the Company amended its Senior Facility to allow for the purchase of $25 million of its common shares from that date forward. Also, in August 2001, the Company's Board of Directors approved a plan to buyback an additional $25 million of its common stock, which when combined with the previously approved $15 million repurchase plan, brings the total Board authorized repurchases to $40 million. As of June 30, 2001, the Company had acquired an additional 543,225 common shares for $9.3 million and reissued 85,033 shares for stock option exercises. Additionally, from July 1, 2001 through August 8, 2001, the Company acquired an additional 318,600 common shares for $6.2 million.

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

See the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Prize's 2000 Annual Report on Form 10-K and the information included in Note 2 in Part 1, Item 1 elsewhere herein. Such information includes a description of Prize's potential exposure to market risks, including commodity price risk and interest rate risk. As a result of the decrease in both oil and natural gas prices, Prize had a net asset of $7.3 million, at fair market value, relating to its hedges, as compared to a net liability of $55.4 million as of December 31, 2000.

PART II.  OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS

                           Not applicable.

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           The outside directors of the Company receive a fee payable in cash for each meeting of the Board of Directors of the Company that they attend. The outside directors, however, may elect to receive 50% of that fee in common stock of the Company. Three of the directors have elected to receive 50% of their fees in common stock. On May 8, 2001, an aggregate of 324 shares of common stock of the Company were issued to such directors at a price of $23.20 per share. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each of the outside directors is an accredited investor.

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           Not applicable.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 24, 2001, in Irving, Texas. At the Annual Meeting, the stockholders of the Company elected Philip B. Smith, Lon C. Kile, Kenneth A. Hersh, David R. Albin, Theresa L. Killgore, James R. Latimer III and Robert Kelley as directors. The stockholders also considered and approved the appointment of Ernst & Young LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2001.

                           There were present at the Annual Meeting, in person or by proxy, stockholders holding 12,465,419 shares of the common stock of the Company, or 96.7% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                            Votes          Votes                      Broker
                                             For          Against     Abstentions    Non-Votes
                                         -----------      -------     -----------    ---------
           1.  Election of Directors :
               Philip B. Smith            12,022,633     442,786             -0-       -0-
               Lon C. Kile                12,022,633     442,786             -0-       -0-
               Kenneth A. Hersh           12,420,973      44,446             -0-       -0-
               David R. Albin             12,420,973      44,446             -0-       -0-
               Theresa L. Killgore        12,022,074     443,345             -0-       -0-
               James R. Latimer III       12,022,633     442,786             -0-       -0-
               Robert Kelley              12,420,973      44,446             -0-       -0-

           2.  Ratification of Ernst &    12,436,091      24,108           5,220       -0-
               Young LLP as
               independent public
               accountants of the
               Company for fiscal 2001

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

  EXHIBIT
  NUMBER                                  DESCRIPTION

   10.1 Fifth Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2001, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to BankBoston, N.A., as administrative agent, and certain financial institutions.



                           b) Reports on Form 8-K
                           None.

                                   Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Prize Energy Corp.
                                        ----------------------------------------
                                        (Registrant)


DATE:     August  14, 2001                   /s/ Lon C. Kile
        --------------------            ----------------------------------------
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


  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------
   10.1       Fifth Amendment to Amended and Restated Credit Agreement, dated as of July 30, 2001, among
              Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to
              BankBoston, N.A., as administrative agent, and certain financial institutions.