Form 10-Q
period 2001-09-30
PRIZE ENERGY CORP
filed 2001-11-14
CIK 1063564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                                ------    ------

Commission file number 001-14575
                       ---------

                               PRIZE ENERGY CORP.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                               75-2766114
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

3500 William D. Tate, Suite 200   Grapevine, TX                     76051
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

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 13, 2001,
----------------------------                   ---------------------------------
Common Stock, $.01 Par Value                              12,536,006

                               PRIZE ENERGY CORP.

                       Index to Form 10-Q Quarterly Report
                    to the Securities and Exchange Commission

                                                                                              Page No.
                                                                                              --------

Part I.  Financial Information

   Item 1.  Consolidated Financial Statements............................................         3

      Consolidated Balance Sheets at September 30, 2001 (Unaudited)
      and December 31, 2000..............................................................         4

      Consolidated Statements of Operations (Unaudited),
      for the Three and Nine Months Ended September 30, 2001 and 2000....................         5

      Consolidated Statements of Stockholders' Equity, for the
      Periods Ended September 30, 2001 (Unaudited)
      and December 31, 2000..............................................................         6

      Consolidated Statements of Cash Flows (Unaudited), for
      the Three and Nine Months Ended September 30, 2001 and 2000........................         7

      Notes to Unaudited Consolidated Financial Statements...............................         8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................        14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................        20

Part II.  Other Information..............................................................        21

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

                               PRIZE ENERGY CORP.

                          PART I. FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS,
                           SEPTEMBER 30, 2001 AND 2000

                               PRIZE ENERGY CORP.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                             2001             2000
                                                                                        -------------      ------------
ASSETS                                                                                   (UNAUDITED)
      Current assets:
         Cash  and cash equivalents                                                      $      5,150      $        820
         Accounts receivable - oil & gas                                                       23,638            29,710
         Accounts receivable - trade, net of allowance for doubtful accounts of $251            4,204             4,942
         Prepaid income taxes                                                                   7,352             5,153
         Fair value of derivatives - short term                                                19,607                --
         Other                                                                                  2,829             3,078
                                                                                         ------------      ------------
      Total  current assets                                                                    62,780            43,703

      Properties and equipment at cost:
         Oil and gas properties                                                               457,788           349,971
         Other                                                                                  3,793             2,978
                                                                                         ------------      ------------
                                                                                              461,581           352,949
         Less accumulated depreciation and depletion                                          (61,380)          (34,186)
                                                                                         ------------      ------------
      Total properties and equipment at cost, net                                             400,201           318,763
      Fair value of  derivatives - long-term                                                    9,002                --
      Deposit on acquisition                                                                       --             6,500
      Other assets, net                                                                         5,708             2,698
                                                                                         ------------      ------------
 TOTAL ASSETS                                                                            $    477,691      $    371,664
                                                                                         ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                                                $     11,984      $     15,650
         Accrued production taxes                                                               4,717             2,240
         Accrued interest                                                                       1,032             2,583
         Fair value of derivatives                                                                462               390
         Other accrued liabilities                                                              4,394             5,895
                                                                                         ------------      ------------
      Total current liabilities                                                                22,589            26,758

      Long-term debt                                                                          250,819           214,319
      Deferred income taxes                                                                    41,313            19,019

      Stockholders' equity:
         Common stock, $.01 par value:
              authorized shares - 50,000,000
              issued and outstanding - 14,614,587                                                 146               146
         Paid-in capital                                                                       96,287            96,413
         Retained earnings                                                                     74,895            40,285
         Accumulated other comprehensive income                                                23,802                --
         Treasury stock - 2,078,581 and 1,747,182 shares, respectively                        (32,160)          (25,276)
                                                                                         ------------      ------------
      Total stockholders' equity                                                              162,970           111,568
                                                                                         ------------      ------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                              $    477,691      $    371,664
                                                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                    ------------------------------      ------------------------------
                                                        2001              2000              2001              2000
                                                    ------------      ------------      ------------      ------------

 OIL AND GAS SALES                                  $     43,006      $     40,962      $    145,712      $    107,280

 COSTS AND EXPENSES
      Lease operations                                    11,622             7,836            32,309            23,340
      Production taxes                                     3,554             4,412            14,021            11,064
      Depletion, depreciation, and amortization           10,080             6,565            27,194            18,825
      General and administrative                           3,380             2,610             9,232             6,578
                                                    ------------      ------------      ------------      ------------
          Total costs and expenses                        28,636            21,423            82,756            59,807
                                                    ------------      ------------      ------------      ------------
 OPERATING INCOME                                         14,370            19,539            62,956            47,473

 OTHER:
      Interest expense                                     3,901             4,846            13,474            12,806
      Change in derivative fair value                      1,645                --            (4,735)               --
      Other income                                           (88)             (250)             (720)             (501)
                                                    ------------      ------------      ------------      ------------
          Total other expense                              5,458             4,596             8,019            12,305
                                                    ------------      ------------      ------------      ------------
 INCOME BEFORE INCOME TAXES                                8,912            14,943            54,937            35,168
 PROVISION FOR INCOME TAXES                               (3,298)           (5,529)          (20,327)          (13,012)
                                                    ------------      ------------      ------------      ------------
 NET INCOME                                                5,614             9,414            34,610            22,156
 PREFERRED DIVIDEND                                           --                --                --              (459)
                                                    ------------      ------------      ------------      ------------
 INCOME AVAILABLE TO
      COMMON STOCKHOLDERS                           $      5,614      $      9,414      $     34,610      $     21,697
                                                    ============      ============      ============      ============

 INCOME PER COMMON SHARE:
      Basic                                         $       0.45      $       0.71      $       2.71      $       1.80
                                                    ============      ============      ============      ============
      Diluted                                       $       0.42      $       0.66      $       2.54      $       1.56
                                                    ============      ============      ============      ============

 WEIGHTED-AVERAGE
      COMMON SHARES OUTSTANDING:
      Basic                                           12,587,910        13,314,060        12,791,211        12,074,592
      Diluted                                         13,361,942        14,199,704        13,622,983        14,236,086

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)

                                          CONVERTIBLE VOTING
                                            PREFERRED STOCK                    COMMON STOCK             ADDITIONAL
                                      ---------------------------       --------------------------       PAID-IN         RETAINED
                                        SHARES          AMOUNT            SHARES         AMOUNT          CAPITAL         EARNINGS
                                      ----------      -----------       ----------     -----------     -----------      -----------

Balance as of January 1, 2000          3,958,879      $    30,907        8,291,301     $        83     $    49,260      $     8,202

Issuance of stock in acquisition              --               --        2,339,089              23          15,788               --
Preferred stock dividend                  25,318              198               --              --              --             (459)
Preferred conversion                  (3,984,197)         (31,105)       3,984,197              40          31,065               --
Purchase of treasury shares                   --               --               --              --              --               --
Warrant exercises                             --               --               --              --             330               --
Option exercises                              --               --               --              --             (30)              --
Net income                                    --               --               --              --              --           32,542
                                      ----------      -----------       ----------     -----------     -----------      -----------
Balance as of December 31, 2000               --               --       14,614,587             146          96,413           40,285

(UNAUDITED)
Option exercises                              --               --               --              --            (126)              --
Issuance of shares to directors               --               --               --              --              --               --
Purchase of treasury shares                   --               --               --              --              --               --
Comprehensive income:
    Net income                                --               --               --              --              --           34,610
    Cumulative effect of change in
        accounting                            --               --               --              --              --               --
    Hedge fair value adjustment               --               --               --              --              --               --
    Total comprehensive income
                                      ----------      -----------       ----------     -----------     -----------      -----------
Balance as of September 30, 2001              --      $        --       14,614,587     $       146     $    96,287      $    74,895
                                      ==========      ===========       ==========     ===========     ===========      ===========


                                         OTHER                  TREASURY STOCK
                                      COMPREHENSIVE      ---------------------------
                                         INCOME            SHARES          AMOUNT            TOTAL
                                      -------------      ----------      -----------      -----------

Balance as of January 1, 2000          $        --               --      $        --      $    88,452

Issuance of stock in acquisition                --             (900)             (22)          15,789
Preferred stock dividend                        --               --               --             (261)
Preferred conversion                            --               --               --               --
Purchase of treasury shares                     --       (1,810,182)         (26,138)         (26,138)
Warrant exercises                               --           45,000              615              945
Option exercises                                --           18,900              269              239
Net income                                      --               --               --           32,542
                                       -----------       ----------      -----------      -----------
Balance as of December 31, 2000                 --       (1,747,182)         (25,276)         111,568

(UNAUDITED)
Option exercises                                --           90,433            1,314            1,188
Issuance of shares to directors                 --              693               15               15
Purchase of treasury shares                     --         (422,525)          (8,213)          (8,213)
Comprehensive income:
    Net income                                  --               --               --           34,610
    Cumulative effect of change in
        accounting                         (55,409)              --               --          (55,409)
    Hedge fair value adjustment             79,211               --               --           79,211
                                                                                          -----------
Total comprehensive income                                                                     58,412
                                       -----------       ----------      -----------      -----------
Balance as of September 30, 2001       $    23,802       (2,078,581)     $   (32,160)     $   162,970
                                       ===========       ==========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRIZE ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (UNAUDITED, IN THOUSANDS)

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                             2001           2000           2001            2000
                                                                           ---------      ---------      ---------      ---------

OPERATING ACTIVITIES
   Net Income                                                              $   5,614      $   9,414      $  34,610      $  22,156

   Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                                  10,080          6,565         27,194         18,825
    Amortization of loan origination fees                                        135            110            392            323
    Change in derivative fair value                                            1,645             --         (4,735)            --
    Shares issued to directors in lieu of cash                                    15             --             15             --
    Deferred income tax                                                        4,650          9,444         22,294          9,444
                                                                           ---------      ---------      ---------      ---------
                                                                              22,139         25,533         79,770         50,748

    Changes in operating assets and liabilities:
     Accounts receivable                                                       8,448            633          6,810         (8,064)
     Other assets                                                              1,116        (12,381)        (4,900)       (15,816)
     Accounts payable and accrued liabilities                                 (2,591)        (9,383)        (4,241)        (4,312)
                                                                           ---------      ---------      ---------      ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                         29,112          4,402         77,439         22,556

INVESTING ACTIVITIES
   Additions to oil and gas properties                                       (16,266)       (12,519)      (113,507)       (33,207)
   Additions to other properties and equipment                                  (148)          (346)          (815)        (1,338)
   Proceeds from sale of properties and equipment                                 --             --         12,190             --
                                                                           ---------      ---------      ---------      ---------

CASH USED BY INVESTING ACTIVITIES                                            (16,414)       (12,865)      (102,132)       (34,545)

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                         45            991            736            991
   Purchase of treasury stock                                                 (6,648)          (260)        (8,213)       (18,689)
   Borrowings under credit facilities                                          4,000             --         72,000         28,750

   Repayment of credit facilities                                             (8,000)            --        (35,500)            --
   Payment of preferred dividend                                                  --             --             --           (261)
                                                                           ---------      ---------      ---------      ---------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 (10,603)           731         29,023         10,791

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,095         (7,732)         4,330         (1,198)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,055          9,887            820          3,353
                                                                           ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   5,150      $   2,155      $   5,150      $   2,155
                                                                           =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                            $      --      $  11,108      $      --      $  16,915
   Cash paid during the period for interest                                $   4,381      $   3,959      $  14,633      $  11,151

NON-CASH TRANSACTIONS
   Other comprehensive income adjustment for fair value of derivatives     $  23,877      $      --      $  25,178      $      --
   Reclass of prior year acquisition deposit to property                   $      --      $      --      $   6,500      $      --
   Dividend in kind                                                        $      --      $      --      $      --      $     198

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               PRIZE ENERGY CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

In the opinion of Prize's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Prize and its subsidiaries as of September 30, 2001, and the results of their operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

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

The Company's cumulative effect of adoption included a charge of $11.5 million for certain options which previously qualified for hedge treatment but will not qualify as hedges under Statement No. 133. Accordingly, this amount was initially charged to accumulated other comprehensive income; all but $.4 million has been reclassified to earnings during the nine months ended September 30, 2001.

During the first quarter of 2001, the Company recognized a net gain of $5 million related to the ineffectiveness of its cash flow hedging instruments. The gain was primarily due to changes in the time and volatility value of the Company's natural gas collar options. Beginning in April 2001, the Company adopted an interpretation of Statement No. 133 (Derivatives Implementation Group, or DIG, Issue G-20), which allows owners of options to measure effectiveness based on a comparison of the cumulative change in the fair value of the option to the cumulative change in the expected future cash flows of the hedged transaction. Under DIG Issue G-20, if the measurement of effectiveness is performed as described above, and the option has the same basis and maturity dates of the expected dates of the hedged transaction, all changes in the option's fair value are recorded in other comprehensive income until settlement of the hedged transaction. Accordingly, beginning April 1, 2001, changes in the time and volatility value of the Company's collars were recognized in other comprehensive income.

The settlement of the Company's hedges which were designated against production during the three and nine months ended September 30, 2001 resulted in an increase in revenues of $.3 million and a charge to revenues of $27.6 million, respectively.

At September 30, 2001, a net amount of $23.8 million remains in accumulated other comprehensive income. Of this amount, $6.9 million relates to hedges which are designated against 2001 production, while $16.9 million is designated against 2002 and 2003 production.

The following table summarizes the effect of hedges not qualifying for hedge accounting and the hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2001 (in thousands):

                                                  Three Months Ended         Nine Months Ended
                                                  September 30, 2001         September 30, 2001
                                                  ------------------         ------------------

Change in fair value of derivatives not
 qualifying for hedge accounting ................     $(1,455)                    $   445
Ineffective portion of derivatives qualifying
 for hedge accounting ...........................        (190)                      4,290
                                                      -------                     -------
                                                      $(1,645)                    $ 4,735
                                                      =======                     =======

The estimated fair values of the Company's derivatives as of September 30, 2001 are provided below (in thousands):

                                           September 30,
                                               2001
                                           -------------

Derivative assets:
    Natural gas collars ................      23,098
    Natural gas swaps ..................       1,580
    Crude oil collars ..................         175
    Crude oil swaps ....................       3,756
                                             -------
                                             $28,609
                                             =======
Derivative liabilities:
    Crude oil collars ..................         462
                                             -------
                                             $   462
                                             =======

Set forth below is the contract amount and material terms of all natural gas collars and swaps held by Prize at November 13, 2001 (the strike price of outstanding swaps have been included in both floor and ceiling prices):

NATURAL GAS
-----------

                                          Fourth Quarter
                                               2001           2002           2003           2004
                                          --------------   ----------     ----------     ----------

Weighted Average Daily Gas Volume (Mcf)         38,000         43,000         40,000         15,000

Weighted Average Floor Price per Mcf        $     3.12     $     4.05     $     3.23     $     3.00

Weighted Average Ceiling Price per Mcf      $     4.52     $     4.70     $     3.90     $     4.20

Set forth below is the contract amount and material terms of all crude oil collars and swaps held by Prize at November 13, 2001 (the strike price of outstanding swaps have been included in both floor and ceiling prices):

CRUDE OIL
---------

                                          Fourth Quarter
                                              2001          2002
                                          --------------  ---------

Weighted Average Daily Oil Volume (Bbl)         6,500         5,750

Weighted Average Floor Price per Bbl        $   23.41     $   23.23

Weighted Average Ceiling Price per Bbl      $   27.62     $   26.17

3. ACQUISITIONS AND DISPOSITIONS

On February 28, 2001, the Company closed on the purchase of $61.8 million of interests in oil and gas properties from Apache Corporation ("Apache Properties"), net of subsequent closing adjustments. The results of operations of the Apache Properties have been included in the Company's earnings from the date of acquisition. At December 31, 2000, the Company had deposited $6.5 million towards the purchase. The Company financed the acquisition under its existing bank credit facility.

On April 30, 2001, the Company closed on the sale of $12.2 million of interests in oil and gas properties to Texas Petroleum Investment Company. The properties divested are located in the Onshore Gulf Coast region of South Texas and Louisiana. The sales price approximated the carrying value of the properties, and no significant gain or loss was recognized.

4. CREDIT FACILITIES

On February 8, 2000, in connection with the merger with Vista, the Company amended its credit facility (Senior Facility) to provide for total borrowings of up to $400 million. Since then, the Company has further amended the Senior Facility which is now due June 29, 2006. The revised Senior Facility provides for letters of credit in addition to a revolving credit facility. In October 2000 and July 2001, the Company amended the Senior Facility to provide for letters of credit up to an aggregate of $15 million. At September 30, 2001, $2.5 million was outstanding under the letter of credit provisions of the facility. As of April 1, 2001, the Company's borrowing base was raised from $325 million to $375 million. Effective, October 1, 2001, the Company's borrowing base was reaffirmed at $375 million with prior approval from the bank group required for borrowings above $325 million. At September 30, 2001, $250.8 million was outstanding. Since financing the Apache acquisition in February 2001, the Company has repaid $35.5 million through October 31, 2001.

The Senior Facility converts to a term loan on June 29, 2004, with quarterly principal payments after that date through June 29, 2008. Interest is due quarterly at either the bank's prime rate or LIBOR rate plus a margin as defined in the agreement. Currently, Prize's interest rate is LIBOR plus 1.75%. The bank credit facility has various restrictions including a limit on incurred debt and asset dispositions. The Company is required to maintain certain financial and non-financial covenants including minimum current and interest coverage ratios. Borrowings under the credit facility are secured by substantially all of the Company's assets.

 In October 2001, the Company entered into interest rate protection agreements with Fleet National Bank (the "Swap Agreements") to modify the interest characteristics of certain portions of the revolving line of credit from a variable rate to a fixed rate. The Swap Agreements require the Company to pay a fixed rate interest obligation and receive an interest obligation based on variable LIBOR rates. All of the Company's Swap Agreements have been designated as cash flow hedges. As such, the effective portion of any gain or loss on the Swap Agreements will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the Swap Agreements in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, will be recognized in interest expense during the period of change. The terms of the Swap Agreements are set forth below:

            Hedged         Weighted-Average
Year        Amount            Fixed Rate
----    ---------------    ----------------

2001    $170.8 million          3.37%
2002    $160.6 million          3.42%
2003    $121.48 million         3.67%
2004    $50.8 million           3.98%

5. STOCKHOLDERS' EQUITY

On March 28, 2000, Prize entered into an agreement with Pioneer Natural Resources (Pioneer) to repurchase 1,346,482 shares of Prize common stock from Pioneer for approximately $18.4 million. Prior to the acquisition, Pioneer agreed to convert all convertible preferred stock to common stock, resign the two board seats held by Pioneer, and cancel the exploration and participation agreement associated with the convertible preferred stock. The transaction was effective March 31, 2000 and was funded through the Company's Senior Credit Facility.

On May 8, 2001 and August 22, 2001, 324 and 369 shares of common stock of the Company, respectively, were issued in lieu of cash to three of the outside directors of the Company for attending meetings of the Board of Directors of the Company.

On July 30, 2001, the Company amended its Senior Facility to allow for the purchase of $25 million of its common shares from that date forward. In August 2001, the Company's Board of Directors approved a plan to buyback an additional $25 million of its common stock which, when combined with the previous repurchases, brought the total Board authorized repurchases to $40 million (excluding the shares repurchased from Pioneer discussed above). From June 18, 2001 through September 30, 2001, Prize repurchased 422,525 of its common shares for a total of $8.2 million.

6. EARNINGS PER SHARE

The following tables provide reconciliations between basic and diluted earnings per common share for the three and nine months ended September 30, 2001 and 2000.

Three Months Ended September 30, 2001 and 2000 (in thousands, except shares and per share amounts):

                                                  2001                                      2000
                                  --------------------------------------   -------------------------------------
                                                   Weighted                                Weighted
                                                   Average     Per Share                   Average     Per Share
                                     Income         Shares      Amount       Income         Shares       Amount
                                   ----------     ----------   ---------   ----------     ----------   ---------

Basic earnings per share
  Income available
    to common stockholders         $    5,614     12,587,910     $0.45     $    9,414     13,314,060     $0.71
Effect of dilutive securities:
  Employee stock options                             774,032                                 884,106
  Warrants                                                                                     1,538
                                   ----------     ----------     -----     ----------     ----------     -----
Diluted earnings per share         $    5,614     13,361,942     $0.42     $    9,414     14,199,704     $0.66
                                   ==========     ==========     =====     ==========     ==========     =====

Nine Months Ended September 30, 2001 and 2000 (in thousands, except shares and per share amounts):

                                                   2001                                     2000
                                   -------------------------------------   -------------------------------------
                                                   Weighted                                Weighted
                                                   Average     Per Share                   Average     Per Share
                                     Income         Shares      Amount       Income         Shares       Amount
                                   ----------     ----------   ---------   ----------     ----------   ---------

Basic earnings per share
  Income available
    to common stockholders         $   34,610     12,791,211     $2.71         21,697     12,074,592     $1.80
Effect of dilutive securities:
  Employee stock options                             831,580                                 837,949
  Convertible preferred shares                                                    459      1,323,219
  Warrants                                               192                                     326
                                   ----------     ----------     -----     ----------     ----------     -----
Diluted earnings per share         $   34,610     13,622,983     $2.54     $   22,156     14,236,086     $1.56
                                   ==========     ==========     =====     ==========     ==========     =====

Warrants to purchase 1,718,724 and 1,687,296 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the three months ended September 30, 2001 and 2000, respectively, and warrants to purchase 1,708,724 and 1,500,734 shares of common stock have been excluded from the earnings per share calculation as antidilutive for the nine months ended September 30, 2001 and 2000, respectively.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in results of operations for the three and nine months ended September 30, 2001 compared to the same periods in 2000 and in financial condition since December 31, 2000. It is presumed that readers have read or have access to Prize's 2000 annual report on Form 10-K. The following discussion also includes "forward-looking" statements as defined by the Securities and Exchange Commission. Such statements are those concerning the Company's plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this discussion that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. This includes reserve estimates, future financial performance, and other matters. These statements are based on certain assumptions made by the Company based on its experience and perception of historical trends, current conditions, expected future developments and other factors it believes is appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards inherent to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by such Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

On February 28, 2001, the Company closed on the purchase of $61.8 million of interests in oil and gas properties from Apache Corporation ("Apache Properties"), net of subsequent closing adjustments. The results of operations of the Apache Properties have been included in the Company's earnings from the date of acquisition. At December 31, 2000, the Company had deposited $6.5 million towards the purchase. The Company financed the acquisition under its existing bank credit facility.

On April 30, 2001, the Company closed on the sale of $12.2 million of interests in oil and gas properties to Texas Petroleum Investment Company. The properties divested are primarily located in the Onshore Gulf Coast region of South Texas and Louisiana. The sales price approximated the carrying value of the properties, and no significant gain or loss was recognized.

For the quarter ended September 30, 2001, net income was $5.6 million or $0.45 (basic) per common share. This compares to third quarter of 2000 net income of $9.4 million or $.71 (basic) per common share. For the nine months ended September 30, 2001, net income available to common stockholders was $34.6 million or $2.71 (basic) per common share. This compares to net income available to common stockholders for the nine months ended September 30, 2000 of

$21.7 million or $1.80 (basic) per common share. The decline in the third quarter net income is attributable to the decline in realized prices and higher operating expenses from the properties acquired from Apache. The substantial increase in the 2001 nine months net income is the result of increased production from acquisitions and heightened levels of development activities as well as substantial increases in oil and gas prices during the first half of 2001.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Prize merged with Vista on February 8, 2000. Accordingly, the financial statements of Prize for the nine months ended September 30, 2000 include only eight months of the oil and gas operations from the Vista properties. Likewise, the financial statements for the three and nine months ended September 30, 2000 do not contain any operations from the properties acquired from Apache on February 28, 2001. Consequently, a portion of the changes discussed below are due to these acquisitions. Changes in oil/liquids and gas production, average realized prices including the effects of hedging, and revenues for the three and nine months ended September 30, 2001 and 2000, are shown in the table below:

                                     THREE MONTHS ENDED SEPT 30,          NINE MONTHS ENDED SEPT 30,
                                   -------------------------------      ------------------------------
                                                              2001                                2001
                                                               VS.                                 VS.
                                     2001         2000        2000        2001         2000       2000
                                   --------     --------      ----      --------     --------     ----

PRODUCTION
   Oil/liquids (MBbls)                  972          935      4.0%         2,843        2,657      7.0%
   Gas (MMcf)                         7,281        6,130     18.8%        22,170       17,605     25.9%
   Total (Mboe)                       2,186        1,957     11.7%         6,538        5,591     16.9%

AVERAGE REALIZED PRICES
   Oil/liquids (per Bbl)           $  23.68     $  24.17     (2.0)%     $  23.36     $  22.04      6.0%
   Gas (per Mcf)                   $   2.75     $   2.99     (8.0)%     $   3.58     $   2.77     29.2%
   Per Boe                         $  19.67     $  20.93     (6.0)%     $  22.29     $  19.19     16.2%

 TOTAL REVENUES (IN THOUSANDS)
   Oil/liquids                     $ 23,017     $ 22,603      1.8%      $ 66,403     $ 58,555     13.4%
   Gas                               19,989       18,359      8.9%        79,309       48,725     62.8%
                                   --------     --------                --------     --------
   Total                           $ 43,006     $ 40,962      5.0%      $145,712     $107,280     35.8%
                                   ========     ========                ========     ========

OIL/LIQUIDS REVENUES FOR 2001 COMPARED TO 2000. Oil/liquids revenues increased $.4 million or 1.8% in the third quarter of 2001 compared to the same period in 2000. Production gains of 37,000 barrels, or 4%, increased oil/liquids revenues by $.9 million in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Apache acquisition. These production increases were partially offset by a decrease of $.5 million in oil/liquids revenues as a result of the $0.49 per barrel, or 2%, price decrease realized in the third quarter of 2001 compared to the same period in 2000. Realized hedging losses decreased oil/liquids revenue by $.1 million or $.14 per barrel for the three months ended September 30, 2001 compared to $4.2 million or $4.49 per barrel in the 2000 period.

Oil/liquids revenues increased $7.8 million or 13.4% in the first nine months of 2001 compared to the same period in 2000. Production gains of 186,000 barrels, or 7%, added $4.1 million of oil/liquids revenues in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Vista and Apache acquisitions. In addition to the production increases, oil/liquids revenues increased $3.7 million as a result of the $1.32 per barrel, or 6%, price increase realized in the nine month period of 2001. Realized hedging losses decreased oil/liquids revenue by $5.7 million or $2.01 per barrel for the nine months ended September 30, 2001 compared to $12.1 million or $4.55 per barrel in the 2000 period.

GAS REVENUES FOR 2001 COMPARED TO 2000. Gas revenues increased $1.6 million or 8.9% in the third quarter of 2001 compared to the same period in 2000. Production gains of 1.2 Bcf of gas, or 18.8%, added $3.3 million of gas revenues in the 2001 period. The production gains were primarily the result of Prize's ongoing development program and the Apache acquisition. These production increases were partially offset by a decrease of $1.7 million in gas revenues as a result of the realized gas price decreasing $.24 per Mcf, or 8%, in the third quarter of 2001 as compared to the same period in 2000. Realized hedging gains increased gas revenue by $.4 million or $0.05 per Mcf for the three months ended September 30, 2001 compared to a loss of $6.0 million or $0.99 per Mcf in the 2000 period.

Gas revenue increased $30.6 million or 62.8% in the first nine months of 2001 compared to the same period in 2000. Production increased by 4.6 Bcf of gas, or 25.9%, increasing revenues by $12.6 million in the 2001 period. The increase in production occurred as a result of Prize's ongoing development program and the Vista and Apache acquisitions. Gas revenues increased $18 million as a result of the $.81 per Mcf, or 29.2%, price increase realized in the first nine months of 2001. Realized hedging losses decreased gas revenue by $21.9 million or $.98 per Mcf for the nine months ended September 30, 2001 compared to $9.0 million or $0.51 per Mcf in the 2000 period.

PRODUCTION AND OPERATING EXPENSE. Listed below are the changes in production and operating expenses for the three and nine months ended September 30, 2001 as compared to the 2000 period:

                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------    -------------------------------
                                                        2001                               2001
                                                         VS.                                VS.
                                 2001         2000      2000        2001        2000       2000
                                -------     -------     ----       -------     -------     ----

PRODUCTION AND OPERATING
  EXPENSES (000'S)
   Recurring Operations and
      Maintenance Expense       $ 9,130     $ 6,047     51.0%      $24,268     $17,413     39.4%
   Well Workover Expense          2,492       1,789     39.3%        8,041       5,927     35.7%
   Production Taxes               3,554       4,412     (19.4)%     14,021      11,064     26.7%
                                -------     -------                -------     -------
      Total                     $15,176     $12,248     24.0%      $46,330     $34,404     34.7%
                                =======     =======                =======     =======

PER BOE PRODUCED
   Recurring Operations and
      Maintenance Expense       $  4.18     $  3.09     36.9%      $  3.71     $  3.11     19.9%
   Well Workover Expense        $  1.14     $   .91     25.3%      $  1.23     $  1.06     16.0%
   Production Taxes             $  1.63     $  2.25     (27.6)%    $  2.14     $  1.98      8.1%

Recurring operations and maintenance expenses increased $3.1 million or 51.0% in the third quarter of 2001 and $6.9 million or 39.4% in the nine months ended September 30, 2001. The increase in the recurring operations and maintenance expenses is substantially attributable to operating expenses from the Apache acquisition properties and increased well servicing activities. Well workover expense increased $0.7 million or 39.3% in the third quarter of 2001 and $2.1 million or 35.7% in the nine months ended September 30, 2001. The rise in well workover expense is a result of the Company's ongoing effort to enhance production and reserves. Production taxes decreased $0.9 million or 19.4% and increased $3.0 million or 26.7% in the three and nine months ended September 30, 2001. The production tax increase for the nine months ended is directly correlated to the corresponding changes in oil and gas revenues.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSES (DD&A). DD&A expense in the quarter ended September 30, 2001 was $10.1 million as compared to $6.6 million in the 2000 period. On a Boe basis, the average DD&A rate was $4.61, or 37.6% higher than the rate of $3.35 in 2000. The DD&A expense in the nine months ended September 30, 2001 was $27.2 million or $4.16 per Boe, as compared to $18.8 million or $3.37 per Boe for 2000. The increase in rate is attributable to the Vista and Apache acquisitions and capital expenditures from the Company's ongoing development program. Since the end of the year, natural gas prices have declined. Consequently, the Company has revised its reserve estimates, resulting in an additional increase in depletion expense of approximately $.5 million in the third quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A expense in the quarter ended September 30, 2001 was $3.4 million versus $2.6 million for the 2000 period. On a Boe basis, the G&A rate was $1.55, 16.5% higher than the rate of $1.33 for the 2000 period. G&A expense during the nine months ended September 30, 2001 was $9.2 million, or $1.41 per Boe, versus $6.6 million, or $1.18 per Boe in the 2000 period. The increase in the 2001 period resulted substantially from Prize's increase in its corporate staff during the second half of 2000 and the first half of 2001.

INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 2001 was $3.9 million and $13.5 million, respectively, as compared to $4.8 million and $12.8 million in the respective 2000 periods. The average rate on the debt outstanding was 5.65% and 7.02% for the three and nine months ended September 30, 2001, respectively, compared to 8.47% and 8.21% for the respective 2000 periods. In addition, 2000 included $53.7 million of debt assumed in the Vista acquisition only from February 8, 2000, forward and $18.4 million borrowed on March 28, 2000 for the purchase of shares from Pioneer. 2001 also included interest after February 28, 2001 on $54 million borrowed in connection with the Apache acquisition.

CHANGE IN DERIVATIVE FAIR VALUE. The Company recorded an unrealized loss of $1.6 million in the 2001 third quarter and an unrealized gain of $4.7 million for the nine month period primarily relating to the ineffective portion of derivatives qualifying for hedge accounting. See Footnote 2 to the Financial Statements for additional discussion.

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

CAPITAL EXPENDITURES. Approximately $16.3 million was spent in the third quarter of 2001 for oil and gas property capital expenditures bringing the 2001 year to date total to $113.5 million. Of the $16.3 million incurred, $15.9 million was spent on drilling and development, and an additional $.4 million was spent related to the Apache acquisition. Of the $120 million incurred for the nine months ended September 30, 2001 (including a $6.5 million deposit on the Apache acquisition made in December 2000), $58.2 million was spent on drilling and development, and $61.8 million was spent on the Apache acquisition. For the three and nine months ended September 30, 2001, the Company has participated in the drilling of 13 and 54 wells, respectively, achieving a success rate of 92% and 94%, respectively. In addition, the Company has performed a total of 15 and 59 recompletions, respectively, with a success rate of 67% and 83%, respectively. The success rates achieved in the 2001 capital expenditure program have significantly contributed to the increase in production realized in 2001.

The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses internally generated cash flow to substantially fund capital expenditures other than significant acquisitions and anticipates that its cash flow, net of debt service obligations, will be sufficient to fund its planned 2001 capital expenditures, estimated between $62 million and $65 million, excluding acquisitions.

Prize does not have a specific acquisition budget since the timing and size of acquisitions are difficult to forecast. Prize regularly engages in discussions relating to the potential acquisition of oil and gas properties. Any future acquisitions may require additional financing and will be dependent upon financing arrangements being available at the time.

CAPITAL RESOURCES AND LIQUIDITY. On February 8, 2000, in connection with the merger agreement with Vista, the Company amended its Senior Facility to provide for total borrowings of $400 million. The amended Senior Facility is due June 29, 2006. As of Apri1 1, 2001, the Company's borrowing base was raised from $325 million to $375 million. Effective October 1, 2001, the Company's borrowing base was reaffirmed at $375 million with prior approval from the bank group required for borrowings above $325 million. Also, in June 2001, the Company reduced the outstanding balance on its letter of credit to $2.5 million. As of September 30, 2001, Prize's outstanding long-term debt was $250.8 million. During the first nine months of 2001, Prize borrowed $72 million on the Senior Facility. Prize utilized the borrowings to fund the Apache acquisition and a portion of its capital expenditures. Since financing the Apache acquisition in February 2001, the Company has repaid borrowings of $35.5 million under the Senior Facility through October 31, 2001.

Cash provided by operating activity before changes in working capital ("operating cash flow") was the primary source of capital and liquidity in the first nine months of 2001. Operating cash flow for the three and nine months ended September 30, 2001 was $22.1 million and $79.8 million, respectively.

On March 28, 2000, the Company entered into a stock purchase agreement with Pioneer Natural Resources to acquire 1,346,482 shares of Prize common stock for $18.4 million. In September 2000, the Company's Board of Directors approved a plan to buy back up to an additional $15 million of its common stock from time to time in the open market or through negotiated transactions. On July 30, 2001, the Company amended its Senior Facility to allow for the purchase of $25 million of its common shares from that date forward. Also, in August 2001, the Company's Board of Directors approved a plan to buyback an additional $25 million of its common stock, which when combined with the previously approved $15 million repurchase plan, brings the total Board authorized repurchases to $40 million (excluding shares repurchased from Pioneer discussed above). As of September 30, 2001, the Company had acquired an additional 422,525 common shares in 2001 for $8.2 million and reissued 90,433 shares for stock option exercises.

In October 2001, the Company entered into interest rate protection agreements with its bank (the "Swap Agreements") to modify the interest characteristics of certain portions of the revolving line of credit from a variable rate to a fixed rate. The Swap Agreements require the Company to pay a fixed rate interest obligation and receive an interest obligation based on variable LIBOR rates. The terms of the Swap Agreements are set forth below:

            Hedged            Weighted-Average
Year        Amount               Fixed Rate
----    ---------------       ----------------

2001    $170.8 million             3.37%
2002    $160.6 million             3.42%
2003    $121.48 million            3.67%
2004    $50.8 million              3.98%

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

See the information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Prize's 2000 Annual Report on Form 10-K and the information included in Note 2 in Part 1, Item 1 elsewhere herein. Such information includes a description of Prize's potential exposure to market risks, including commodity price risk and interest rate risk. As a result of decreases in both oil and natural gas prices, Prize had a net asset of $28.1 million as of September 30, 2001, at fair market value, relating to its hedges, as compared to a net liability of $55.4 million as of December 31, 2000.

Interest Rates. Prize significantly increased its interest rate hedging in October 2001. Prize's interest rate risk exposure results from having short-term variable rates under its credit facility. All of Prize's outstanding indebtedness is subject to market rates of interest as determined from time to time by the banks under the credit facility. Any increases in the variable interest rates related to this facility can have an adverse impact on Prize's results of operations and cash flow. As of November 13, 2001, Prize had $250.8 million of outstanding debt under the credit facility.

In October 2001, the Company entered into interest rate protection agreements with its bank (the "Swap Agreements") to modify the interest characteristics of certain portions of the revolving line of credit from a variable rate to a fixed rate. The Swap Agreements require the Company to pay a fixed rate interest obligation and receive an interest obligation based on variable LIBOR rates. The effect of changes in the fair value of the swaps due to changes in interest rates will be reduced by offsetting changes in interest expense associated with the Senior Facility. The terms of the Swap Agreements are set forth below:


            Hedged           Weighted-Average
Year        Amount               LIBOR Rate
----    ---------------      ----------------

2001    $170.8 million             3.37%
2002    $160.6 million             3.42%
2003    $121.48 million            3.67%
2004    $50.8 million              3.98%

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  Not applicable.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The outside directors of the Company receive a fee payable in cash for each meeting of the Board of Directors of the Company that they attend. The outside directors, however, may elect to receive 50% of that fee in common stock of the Company. Three of the directors have elected to receive 50% of their fees in common stock. On August 22, 2001, an aggregate of 369 shares of common stock of the Company were issued to such directors at a price of $20.26 per share. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each of the outside directors is an accredited investor.

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

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
   10.1 Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2001, among Prize Energy Resources, L.P., the Company, Fleet National Bank, successor-in-interest to BankBoston, N.A., as administrative agent, and certain financial institutions.

                       b) Reports on Form 8-K

                       None.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Prize Energy Corp.
                                       -----------------------------------------
                                       (Registrant)

DATE: November 13, 2001                /s/ Lon C. Kile
      -----------------                -----------------------------------------
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

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

 10.1 Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2001, among Prize Energy Resources, L.P., the
              Company, Fleet National Bank, successor-in-interest to BankBoston,
              N.A., as administrative agent, and certain financial institutions.